Form 10-Q
period 2008-03-31
AEI Income & Growth Fund 27 LLC
filed 2008-05-14
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  333-144961


                   AEI INCOME & GROWTH FUND 27 LLC
     (Exact name of registrant as specified in its charter)


     State of Delaware                    20-8657207
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                          (651) 227-7333
                 (Registrant's telephone number)

                          Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X]  Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer       Accelerated filer

     Non-accelerated filer         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the Exchange  Act). Yes [X]  No


                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2008 and December 31, 2007

         Statements for the Three Months ended March 31, 2008 and for the Period from Inception (January 26, 2007) to March 31, 2007:

           Operations

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk  Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
              MARCH 31, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                  2008          2007

CURRENT ASSETS:
  Cash and Cash Equivalents                  $    25,845     $     1,038

INVESTMENTS IN REAL ESTATE:
  Land                                           206,824               0
  Buildings and Equipment                      1,138,568               0
  Accumulated Depreciation                        (5,693)              0
                                              -----------     -----------
      Net Investments in Real Estate           1,339,699               0
                                              -----------     -----------
          Total Assets                       $ 1,365,544     $     1,038
                                              ===========     ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    56,199     $         0
  Note Payable                                 1,301,000               0
  Interest Payable                                 5,600               0
  Unearned Rent                                    7,750               0
                                              -----------     -----------
      Total Current Liabilities                1,370,549               0
                                              -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                (5,005)          1,038
                                              -----------     -----------
      Total Liabilities and Members' Equity  $ 1,365,544     $     1,038
                                              ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND FOR THE
   PERIOD FROM INCEPTION (JANUARY 26, 2007) TO MARCH 31, 2007


                                                    2008           2007

RENTAL INCOME                                    $  14,431     $       0

EXPENSES:
  LLC Administration - Affiliates                    2,131             0
  LLC Administration - Unrelated Parties             1,591             0
  Interest                                          11,098             0
  Depreciation                                       5,693             0
                                                  ---------     ---------
      Total Expenses                                20,513             0
                                                  ---------     ---------

OPERATING LOSS                                      (6,082)            0

OTHER INCOME:
   Interest Income                                      39             2
                                                  ---------     ---------
NET INCOME (LOSS)                                $  (6,043)    $       2
                                                  =========     =========

NET INCOME (LOSS) ALLOCATED:
  Managing Members                               $  (6,043)    $       2
                                                  =========     =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND FOR THE
   PERIOD FROM INCEPTION (JANUARY 26, 2007) TO MARCH 31, 2007

                                                        2008         2007
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                               $    (6,043)  $         2

   Adjustments To Reconcile Net Income (Loss)
   To Net Cash Provided By Operating Activities:
     Depreciation                                        5,693             0
     Increase in Payable to
        AEI Fund Management, Inc.                        8,457             0
     Increase in Interest Payable                        5,600             0
     Increase in Unearned Rent                           7,750             0
                                                    -----------   -----------
        Total Adjustments                               27,500             0
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                        21,457             2
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                    (1,297,650)            0
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                        1,301,000             0
   Capital Contributions from Managing Members               0         1,000
                                                    -----------   -----------
        Net Cash Provided By
            Financing Activities                     1,301,000         1,000
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                 24,807         1,002

CASH AND CASH EQUIVALENTS, beginning of period           1,038             0
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $    25,845   $     1,002
                                                    ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                           $     5,498   $         0
                                                    ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Acquisition  Expenses Payable to AEI Fund
   Management                                      $    47,742   $         0
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
      FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND FOR THE
   PERIOD FROM INCEPTION (JANUARY 26, 2007) TO MARCH 31, 2007


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members     Total      Outstanding


BALANCE, January 26, 2007   $      0  $        0  $       0             0

  Capital Contributions        1,000           0      1,000             0

  Net Income                       2           0          2
                             --------  ----------  ---------    ----------
BALANCE, March 31, 2007     $  1,002  $        0  $   1,002             0
                             ========  ==========  =========    ==========


BALANCE, December 31, 2007  $  1,038  $        0  $   1,038             0

  Net Loss                    (6,043)          0     (6,043)
                             --------  ----------  ---------    ----------
BALANCE, March 31, 2008     $ (5,005) $        0  $  (5,005)            0
                             ========  ==========  =========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund 27 LLC ("Company"), a Limited Liability Company, was formed on January 26, 2007 to acquire and lease commercial properties to operating tenants. The Company's operations are managed by AEI Fund Management XXI, Inc. ("AFM"), the Managing Member. Robert P. Johnson, the President and sole director of AFM, serves as the Special Managing Member. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Company.

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. All subscriptions will be held in escrow until a minimum of 150,000 Units are sold. As of March 31, 2008, no Limited Members were admitted to the Company. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Managing Members have contributed capital of $1,000.

     During operations, any Net Cash Flow, as defined, which the Managing Members determine to distribute will be distributed 97% to the Limited Members and 3% to the Managing Members. Distributions to Limited Members will be made pro rata by Units.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

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

(3)  Investments in Real Estate -

     On February 5, 2008, the Company purchased a Starbucks store in Shreveport, Louisiana for $1,345,392 from an unrelated third party. The property is leased to Starbucks Corporation under a lease agreement with a remaining primary term of 10 years and initial annual rent of $93,000. The lease is a net lease under which the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The only exceptions are the Company is responsible for repairs to the structural components of the building and roof.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Note Payable -

     In order to facilitate the purchase of its first property, the Company entered into a Line of Credit Agreement with Fidelity Bank, Edina, Minnesota, for $1,301,000. The Note is due on August 1, 2008 and calls for interest at the prime rate minus 0.25% (5.00% at March 31, 2008). Interest is due on the first day of each month. The Note is secured by all of the Company's assets and was guaranteed by the Special Managing Member and AEI Capital Corporation, the parent company of the Managing Member. For the three months ended March 31, 2008, interest expense related to the Note was $11,098.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Note Payable - (Continued)

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

(6)  Recently Issued Accounting Pronouncements -

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) requires, among other things, the expensing of acquisition-related transaction costs. Management anticipates that SFAS 141(R) will be effective for property acquisitions completed on or after January 1, 2009. Management is evaluating the effect that the adoption of SFAS 141(R) will have on the Company's results of operations, financial position, and the related disclosures.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company will purchase properties and record them in the financial statements at cost (including capitalized acquisition expenses). The Company anticipates that for acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

        For the three months ended March 31, 2008, the Company recognized rental income of $14,431, representing rent from one property acquired during the period. At March 31, 2008, the scheduled annual rent for this property was $93,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2008, the Company incurred LLC administration expenses from affiliated parties of $2,131. These administration expenses mainly include costs associated with accounting and reporting requirements for the Company. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $1,591. These expenses represent direct payments to third parties for outside audit costs.

        For the three months ended March 31, 2008, interest expense related to the Note on the Starbucks store in Shreveport, Louisiana was $11,098. The Note calls for interest at the prime rate minus 0.25% (5.00% at March 31, 2008) with the interest due on the first day of each month.

        For the three months ended March 31, 2008 and 2007, the Company recognized interest income of $39 and $2, respectively.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Company to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

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

        The Company generated $21,457 of cash from operations during the three months ended March 31, 2008, representing $21,807 in net timing differences in the collection of payments from the tenants and the payment of expenses, and a non-cash expense of $5,693 for depreciation, which were partially offset by a net loss of $6,043.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On February 5, 2008, the Company purchased a Starbucks store in Shreveport, Louisiana for $1,345,392 from an unrelated third party. The property is leased to Starbucks Corporation under a lease agreement with a remaining primary term of 10 years and initial annual rent of $93,000. The lease is a net lease under which the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The only exceptions are the Company is responsible for repairs to the structural components of the building and roof.

       In order to facilitate the purchase of its first property, the Company entered into a Line of Credit Agreement with Fidelity Bank, Edina, Minnesota, for $1,301,000. The Note is due on August 1, 2008, is secured by all of the Company's assets and was guaranteed by the Special Managing Member and AEI Capital Corporation, the parent company of the Managing Member.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.RISK FACTORS.

       Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

       (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). At March 31, 2008, the Company had not received the minimum amount of subscriptions.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Patrick W Keene
                                     Patrick W. Keene
                                     Chief Financial Officer
                                     (Principal Accounting Officer)