Form 10-Q
period 2008-06-30
AEI Income & Growth Fund 27 LLC
filed 2008-08-14
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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


                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2008 and December 31,  2007

         Statements for the Periods ended June 30, 2008 and for the Periods from Inception (January 26, 2007) to June 30, 2007:

           Operations

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk  Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
               JUNE 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                    2008          2007

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   393,754    $     1,038

INVESTMENTS IN REAL ESTATE:
  Land                                            209,889              0
  Buildings and Equipment                       1,155,442              0
  Accumulated Depreciation                        (17,332)             0
                                               -----------    -----------
      Net Investments in Real Estate            1,347,999              0
                                               -----------    -----------
          Total Assets                        $ 1,741,753    $     1,038
                                               ===========    ===========

                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    52,061    $         0
  Distributions Payable                             7,528              0
  Unearned Rent                                     7,750              0
                                               -----------    -----------
      Total Current Liabilities                    67,339              0
                                               -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                (11,760)         1,038
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   198,821 Units issued and outstanding in 2008 1,686,174              0
                                               -----------    -----------
      Total Members' Equity                     1,674,414          1,038
                                               -----------    -----------
        Total Liabilities and Members' Equity $ 1,741,753    $     1,038
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30


                                Three Months Ended        Six Months Ended
                               6/30/08      6/30/07     6/30/08     6/30/07

RENTAL INCOME                 $  23,250    $       0   $  37,681   $       0

EXPENSES:
   LLC Administration -
     Affiliates                   4,124            0       6,255           0
   LLC Administration and
     Property Management -
     Unrelated Parties            1,635            0       3,226           0
   Depreciation                  11,639            0      17,332           0
                               ---------    ---------   ---------   ---------
        Total Expenses           17,398            0      26,813           0
                               ---------    ---------   ---------   ---------

OPERATING INCOME                  5,852            0      10,868           0

OTHER INCOME (EXPENSE):
   Interest Income                  254           12         293          14
   Interest   Expense           (11,430)           0     (22,528)          0
                               ---------    ---------   ---------   ---------
NET INCOME (LOSS)             $  (5,324)   $      12   $ (11,367)  $      14
                               =========    =========   =========   =========

NET INCOME (LOSS) ALLOCATED:
   Managing Members           $  (6,529)   $      12   $ (12,572)  $      14
   Limited Members                1,205            0       1,205           0
                               ---------    ---------   ---------   ---------
                              $  (5,324)   $      12   $ (11,367)  $      14
                               =========    =========   =========   =========

NET INCOME (LOSS) PER
 LLC UNIT                     $      .01   $       0   $     .01   $       0
                               =========    =========   =========   =========

Weighted Average Units
  Outstanding                    168,514           0     168,514           0
                               =========    =========   =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
       FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE
    PERIOD FROM INCEPTION (JANUARY 26, 2007) TO JUNE 30, 2007

                                                     2008           2007
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                            $   (11,367)    $        14

   Adjustments To Reconcile Net Income (Loss)
   To Net Cash Provided By Operating Activities:
     Depreciation                                    17,332               0
     Increase in Payable to
        AEI Fund Management, Inc.                    19,989               0
     Increase in Unearned Rent                        7,750               0
                                                 -----------     -----------
        Total Adjustments                            45,071               0
                                                 -----------     -----------
        Net Cash Provided By Operating Activities    33,704              14
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                 (1,333,259)              0
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                     1,301,000               0
   Payment on Note Payable                       (1,301,000)              0
   Capital Contributions from Managing Members            0           1,000
   Capital Contributions from Limited Members     1,988,212               0
   Organization and Syndication Costs              (295,941)              0
   Increase in Distributions Payable                  7,528               0
   Distributions to Members                          (7,528)              0
                                                 -----------     -----------
      Net Cash Provided By Financing Activities   1,692,271           1,000
                                                 -----------     -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             392,716           1,014

CASH AND CASH EQUIVALENTS,  beginning of period       1,038               0
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $   393,754     $     1,014
                                                 ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                        $    22,528     $         0
                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Acquisition  Expenses Payable to
     AEI Fund Management                        $    32,072     $         0
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
       FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE
    PERIOD FROM INCEPTION (JANUARY 26, 2007) TO JUNE 30, 2007


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, January 26, 2007  $      0   $        0   $        0             0

  Capital Contributions       1,000            0        1,000             0

  Net Income                     14            0            14
                            --------   ----------    ----------   -----------
BALANCE, June 30, 2007     $  1,014   $        0   $     1,014             0
                            ========   ==========    ==========   ===========


BALANCE, December 31, 2007 $  1,038   $        0   $     1,038             0

  Capital Contributions           0    1,988,212     1,988,212     198,821.2

  Organization and
    Syndication Costs             0     (295,941)     (295,941)

  Distributions                (226)      (7,302)       (7,528)

  Net Income (Loss)         (12,572)       1,205       (11,367)
                            --------   ----------   -----------   -----------
BALANCE, June 30, 2008     $ (11,760) $1,686,174   $ 1,674,414     198,821.2
                            ========   ==========   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At June 30, 2008, 198,821.2
     Units ($1,988,212) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

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

(3)  Investments in Real Estate -

     On February 5, 2008, the Company purchased a Starbucks store in Shreveport, Louisiana for $1,365,331 from an unrelated third party. The property is leased to Starbucks Corporation under a lease agreement with a remaining primary term of 10 years and initial annual rent of $93,000. The lease is a net lease under which the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The only exceptions are the Company is responsible for repairs to the structural components of the building and roof.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Note Payable -

     In order to facilitate the purchase of its first property, the Company entered into a Line of Credit Agreement with Fidelity Bank, Edina, Minnesota, for $1,301,000. The Note was due on August 1, 2008 and called for interest at the prime rate minus 0.25%. Interest was due on the first day of each month. The Note was secured by all of the Company's assets and was guaranteed by the Special Managing Member and AEI Capital Corporation, the parent company of the Managing Member. For the six months ended June 30, 2008, interest expense related to the Note was $22,528.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Note Payable - (Continued)

     On June 5, 2008, the Company used the majority of the net proceeds released from escrow to pay off the outstanding principal and accrued interest due on the Note. Although the registration statement indicates that no properties will be acquired using debt financing, debt was used to acquire this property solely to finance its purchase prior to the admission of Limited Members. No property will be acquired using debt financing after the initial admission of Limited Members.

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

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
        CONDITION  AND RESULTS OF OPERATIONS.

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

        For the six months ended June 30, 2008, the Company recognized rental income of $37,681, representing rent from one property acquired during the period. At June 30, 2008, the scheduled annual rent for this property was $93,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2008, the Company incurred LLC administration expenses from affiliated parties of $6,255. These administration expenses mainly include costs associated with accounting and reporting requirements for the Company. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $3,226. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2008 and 2007, the Company recognized interest income of $293 and $14, respectively.

        For the six months ended June 30, 2008, interest expense related to the Note on the Starbucks store in Shreveport, Louisiana was $22,528. The Note called for interest at the prime rate minus 0.25% with the interest due on the first day of each month.

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

Liquidity and Capital Resources

        The Company's primary sources of cash are proceeds from the sale of Units, interest income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of Units, the management of properties, the organization and administration of the Company, and the payment of distributions.

        The Company generated $33,704 of cash from operations during the six months ended June 30, 2008, representing $27,739 in net timing differences in the collection of payments from the tenants and the payment of expenses, and a non-cash expense of $17,332 for depreciation, which were partially offset by a net loss of $11,367.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. On February 5, 2008, the Company purchased a Starbucks store in Shreveport, Louisiana for $1,365,331 from an unrelated third party. The property is leased to Starbucks Corporation under a lease agreement with a remaining primary term of 10 years and initial annual rent of $93,000. The lease is a net lease under which the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The only exceptions are the Company is responsible for repairs to the structural components of the building and roof.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In order to facilitate the purchase of its first property, the Company entered into a Line of Credit Agreement with Fidelity Bank, Edina, Minnesota, for $1,301,000. The Note was due on August 1, 2008, and was secured by all of the Company's assets and was guaranteed by the Special Managing Member and AEI Capital Corporation, the parent company of the Managing Member. On June 5, 2008, the Company paid the outstanding principal and accrued interest due on the Note.

        Although the registration statement indicates that no properties will be acquired using debt financing, debt was used to acquire this property solely to finance its purchase prior to the admission of Limited Members. No property will be acquired using debt financing after the initial admission of Limited Members.

       During the offering of Units, the Company's primary source of cash flow will be from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement that became effective November 19, 2007 and will continue until November 18, 2008, subject to extension to November 18, 2009 if all 10,000,000 LLC Units are not sold before then. The registration statement indicated that the
Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on June 5, 2008, the Company accepted subscriptions for 168,513.6 Units for aggregate proceeds of $1,685,136. Through June 30, 2008, the Company raised a total of $1,988,212 from the sale of 198,821.2 Units. From subscription proceeds, the Company paid organization and syndication costs (which constitute a reduction of capital) of $295,941.

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the six months ended June 30, 2008, the Company declared distributions of $7,528, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. As of the date of this filing, the Company had no formal contractual commitments to expend capital.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately .5% of subscription proceeds. Because properties are purchased for cash and leased under net leases, this is considered adequate to satisfy most contingencies.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

       Not applicable.

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS.

       (a) None.

        (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through June 30, 2008, the Company had sold 198,821.2 Units for gross offering proceeds of $1,988,212.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS.

       From gross offering proceeds, the Company paid $194,445 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $127,406 was re-allowed by ASI to participating broker/dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $2,086 and other organization and syndication costs of $99,410 of which $47,699 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to June 30, 2008, the Company paid commissions, organization and syndication costs totaling $295,941.

        From the net offering proceeds, the Company expended $1,365,331 to acquire real estate of which $1,301,000 represented cash paid to unaffiliated sellers of real estate, $19,515 represented an acquisition administration fee paid to the Managing Member and $44,816 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION.

      None.

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


Dated:  August 8, 2008        AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/Patrick W Keene
                                     Patrick W. Keene
                                     Chief Financial Officer
                                     (Principal Accounting Officer)