Form 10-Q
period 2008-09-30
AEI Income & Growth Fund 27 LLC
filed 2008-11-13
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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



                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of September 30, 2008 and December 31, 2007 Statements for the Periods ended September 30, 2008 and for the Periods from Inception (January 26, 2007) to
         September 30, 2007:

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

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                    2008          2007

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,211,272   $     1,038

INVESTMENTS IN REAL ESTATE:
  Land                                              209,889             0
  Buildings and Equipment                         1,155,442             0
  Accumulated Depreciation                          (28,886)            0
                                                 -----------   -----------
      Net Investments in Real Estate              1,336,445             0
                                                 -----------   -----------
          Total Assets                          $ 3,547,717   $     1,038
                                                 ===========   ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    68,124   $         0
  Distributions Payable                              40,193             0
  Unearned Rent                                       7,750             0
                                                 -----------   -----------
      Total Current Liabilities                     116,067             0
                                                 -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (12,742)        1,038
  Limited Members, $10 per Unit;
    10,000,000 Units authorized;
    408,997 Units issued and outstanding in 2008  3,444,392             0
                                                 -----------   -----------
      Total Members' Equity                       3,431,650         1,038
                                                 -----------   -----------
        Total Liabilities and Members' Equity   $ 3,547,717   $     1,038
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended       Nine Months Ended
                              9/30/08       9/30/07    9/30/08      9/30/07

RENTAL INCOME                 $ 23,250    $      0    $ 60,931     $      0

EXPENSES:
   LLC Administration -
     Affiliates                  8,223           0      14,478            0
   LLC Administration and
     Property Management -
     Unrelated Parties             545           0       3,771            0
   Depreciation                 11,554           0      28,886            0
                               --------    --------    --------     --------
        Total Expenses          20,322           0      47,135            0
                               --------    --------    --------     --------

OPERATING INCOME                 2,928           0      13,796            0

OTHER INCOME (EXPENSE):
   Interest Income               4,533          13       4,826           27
   Interest   Expense                0           0     (22,528)           0
                               --------    --------    --------     --------
NET INCOME (LOSS)             $  7,461    $     13    $ (3,906)    $     27
                               ========    ========    ========     ========

NET INCOME (LOSS) ALLOCATED:
   Managing Members           $    224    $     13    $(12,348)    $     27
   Limited Members               7,237           0       8,442            0
                               --------    --------    --------     --------
                              $  7,461    $     13    $ (3,906)    $     27
                               ========    ========    ========     ========

NET INCOME(LOSS)PER LLC UNIT  $    .03    $      0    $    .04     $      0
                               ========    ========    ========     ========

Weighted Average Units
  Outstanding                  259,915           0     237,064            0
                               ========    ========    ========     ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE
 PERIOD FROM INCEPTION (JANUARY 26, 2007) TO SEPTEMBER 30, 2007

                                                     2008            2007
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                            $    (3,906)     $        27

   Adjustments To Reconcile Net Income (Loss)
   To Net Cash Provided By Operating Activities:
     Depreciation                                    28,886                0
     Increase in Payable to
        AEI Fund Management, Inc.                    34,430                0
     Increase in Unearned Rent                        7,750                0
                                                 -----------      -----------
        Total Adjustments                            71,066                0
                                                 -----------      -----------
         Net Cash Provided By
           Operating  Activities                     67,160               27
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                 (1,365,331)               0
                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                     1,301,000                0
   Payment on Note Payable                       (1,301,000)               0
   Capital Contributions from Managing Members            0            1,000
   Capital Contributions from Limited Members     4,089,966                0
   Organization and Syndication Costs              (574,033)               0
   Increase in Distributions Payable                 40,193                0
   Distributions to Members                         (47,721)               0
                                                 -----------      -----------
      Net Cash Provided By Financing Activities   3,508,405            1,000
                                                 -----------      -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           2,210,234            1,027

CASH AND CASH EQUIVALENTS, beginning of period        1,038                0
                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,211,272      $     1,027
                                                 ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                        $    22,528      $         0
                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Syndication Costs Payable to AEI
     Fund Management                            $    33,694      $         0
                                                 ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE
 PERIOD FROM INCEPTION (JANUARY 26, 2007) TO SEPTEMBER 30, 2007


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, January 26, 2007   $      0   $        0  $        0            0

  Capital Contributions        1,000            0       1,000            0

  Net Income                      27            0          27
                             --------   ----------  ----------   ----------
BALANCE, September 30, 2007 $  1,027   $        0  $    1,027            0
                             ========   ==========  ==========   ==========


BALANCE, December 31, 2007  $  1,038   $        0  $    1,038            0

  Capital Contributions            0    4,089,966   4,089,966    408,996.6

  Organization and
    Syndication Costs              0     (607,727)   (607,727)

  Distributions               (1,432)     (46,289)    (47,721)

  Net Income (Loss)          (12,348)       8,442      (3,906)
                             --------   ----------  ----------   ----------
BALANCE, September 30, 2008 $(12,742)  $3,444,392  $3,431,650    408,996.6
                             ========   ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units
     ($1,500,000) were accepted. At September 30, 2008, 408,996.6 Units ($4,089,966) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

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

(3)  Investments in Real Estate -

     The Company leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building and roof.

     On February 5, 2008, the Company purchased a Starbucks store in Shreveport, Louisiana for $1,365,331 from an unrelated third party. The property is leased to Starbucks Corporation under a lease agreement with a remaining primary term of 10 years and initial annual rent of $93,000.

     Subsequent to September 30, 2008, the Company purchased a 33% interest in a Best Buy store in Lake Geneva, Wisconsin for approximately $1,991,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $144,325 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Company.

     Subsequent to September 30, 2008, the Company issued a commitment to purchase a 37% interest in a parcel of land in Rapid City, South Dakota for approximately $351,500. Simultaneous with the purchase of the land, the Company will enter into a Development Financing Agreement under which the Company will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. The purchase price, including the cost of the land, will be approximately $1,125,000. The remaining interest in the property will be purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.


                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $83,250 for the interest that will be purchased. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in May 2009. Pursuant to the development agreement, for the period from the day the land is purchased to the day that the tenant commences paying rent, Brad and Dad, LLC will pay the Company interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

(4)  Payable to AEI Fund Management, Inc. -

     AEI  Fund  Management, Inc. performs the administrative  and operating functions for the Company. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Note Payable -

     In order to facilitate the purchase of its first property, the Company entered into a Line of Credit Agreement with Fidelity Bank, Edina, Minnesota, for $1,301,000. The Note was due on August 1, 2008 and called for interest at the prime rate minus 0.25% with the interest due on the first day of each month. The Note was secured by all of the Company's assets and was guaranteed by the Special Managing Member and AEI Capital Corporation, the parent company of the Managing Member. For the nine months ended September 30, 2008, interest expense related to the Note was $22,528.

     On June 5, 2008, the Company used the majority of the net proceeds released from escrow to pay the outstanding principal and interest due on the Note. Although the registration statement indicates that no properties will be acquired using debt financing, debt was used to acquire this property solely to finance its purchase prior to the admission of Limited Members. No property will be acquired using debt financing after the initial admission of Limited Members.

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


                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Recently Issued Accounting Pronouncements - (Continued)

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. When testing for recoverability of properties under SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value. Management is evaluating the effect that the adoption of SFAS 157 will have on the Company's results of operations, financial position, and the related disclosures.

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Company anticipates that for acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

        For the nine months ended September 30, 2008, the Company recognized rental income of $60,931, representing rent from one property acquired during the period. At September 30, 2008, the scheduled annual rent for this property was $93,000.

        For the nine months ended September 30, 2008, the Company incurred LLC administration expenses from affiliated parties of $14,478. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $3,771. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2008 and 2007, the
Company   recognized   interest  income  of   $4,826   and   $27,
respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the nine months ended September 30, 2008, interest expense related to the Note on the Starbucks store in Shreveport, Louisiana was $22,528. The Note called for interest at the prime rate minus 0.25% with the interest due on the first day of each month.

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

        The Company generated $67,160 of cash from operations during the nine months ended September 30, 2008, representing $42,180 in net timing differences in the collection of payments from the tenants and the payment of expenses, and a non-cash expense of $28,886 for depreciation, which were partially offset by a net loss of $3,906.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the offering of Units, the Company's primary source of cash flow is from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement that became effective November 19, 2007 and will continue until November 18, 2009, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on June 5, 2008, the Company accepted subscriptions for 168,513.6 Units for aggregate proceeds of $1,685,136. Through September 30, 2008, the Company raised a total of $4,089,966 from the sale of 408,996.6 Units. From subscription proceeds, the Company incurred organization and syndication costs (which constitute a reduction of capital) of $607,727.

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the nine months ended September 30, 2008, the Company declared distributions of $47,721, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. At September 30, 2008, we had entered into one formal contractual commitment to expend capital and we entered into one additional commitment after this date.

        Subsequent to September 30, 2008, the Company purchased a 33% interest in a Best Buy store in Lake Geneva, Wisconsin for approximately $1,991,000. Subsequent to September 30, 2008, the Company issued a commitment to purchase a 37% interest in a parcel of land in Rapid City, South Dakota for approximately $351,500. Simultaneous with the purchase of the land, the Company will enter into a Development Financing Agreement under which the Company will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. The purchase price, including the cost of the land, will be approximately $1,125,000.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

        (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through September 30, 2008, the Company had sold 408,996.6 Units for gross offering proceeds of $4,089,966.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       From gross offering proceeds, the Company paid $401,143 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $262,869 was re-allowed by ASI to participating broker-dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $2,086 and other organization and syndication costs of $204,498 of which $105,748 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to September 30, 2008, the Company incurred commissions, organization and syndication costs totaling $607,727.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION.

      None.

ITEM 6.EXHIBITS.

    10.1 Assignment and Assumption of Purchase and Sale Agreement dated September 24, 2008 between the Company, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 10, 2008).

    10.2  Assignment  and Assumption of Lease  dated  October  6,
    2008 between the Company, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and Ryan Companies US, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 10, 2008).

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

Dated:  November 11, 2008     AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)