Form 10-K
period 2008-12-31
AEI Income & Growth Fund 27 LLC
filed 2009-03-30
CIK 1403915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class    Name of each exchange on which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:
                   Limited Liability Company Units
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes   No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.  Yes   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer          Accelerated filer
   Non-accelerated  filer           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the  Act).   Yes    No [X]

As of June 30, 2008, there were 198,821.2 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $1,988,212.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

        AEI Income & Growth Fund 27 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on January 26, 2007. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM), as the Managing Member, Robert P. Johnson, the President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $100,000,000 of limited membership interests (the "Units") (10,000,000 Units at $10 per Unit) pursuant to a registration statement effective November 19, 2007. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At December 31, 2008, 567,725.6 Units ($5,677,256) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. As of December 31, 2008, the Company had purchased three properties, including partial interests in two properties at a total cost of $3,817,763 and had committed an additional $744,000 to complete the construction of one of these properties. The properties are commercial, single tenant buildings leased under net leases. The Company is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

        Although the registration statement indicates that no properties will be acquired using debt financing, debt was used to acquire the Starbucks store solely to finance its purchase prior to the admission of Limited Members. The remaining properties were acquired on a debt-free basis. The Company will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Company may incur short-term indebtedness to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The Company may borrow to finance the refurbishing of a property.

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

ITEM 1.   BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Company's leases. The properties are leased to various tenants under net leases, which are classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 15 years. The leases provide the tenants with four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Company to receive additional rent in future years based on stated rent increases.

Major Tenants

        During 2008, two tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2008. Because the Company has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Company's rental revenue in 2009 and future years. In the event that certain tenants contribute more than ten percent of rental revenue in future years, any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

Description of Properties

        The Company's properties are commercial, single tenant buildings leased to various tenants under net leases, which are classified as operating leases. Although the registration statement indicates that no properties will be acquired using debt financing, debt was used to acquire the Starbucks store solely to finance its purchase prior to the admission of Limited Members. The remaining properties were acquired on a debt-free basis. The Company holds an undivided fee simple interest in the properties.

        The Company's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Company decides to sell the property. At this time, the Company will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Company would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Company's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2008.

                           Total Property              Annual
                Purchase    Acquisition                Lease    Annual Rent
Property          Date         Costs      Tenant      Payment   Per Sq. Ft.

Starbucks Store                          Starbucks
 Shreveport, LA   2/5/08   $1,369,132   Corporation    $ 93,000   $50.99

Best Buy Store
 Lake Geneva, WI                         Best Buy
 (33%)           10/6/08   $2,052,214  Stores, L.P.    $144,325   $14.40

Tractor Supply Company Store
 Rapid City, SD
 (37%)                                 Tractor Supply
 (land only)(1) 11/21/08   $  353,565    Company          (1)

(1) Store was under construction as of December 31, 2008. Rent payments will commence when construction is complete and the store opens for business, which is expected to be in May 2009.


ITEM 2.   PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interests in the Best Buy store are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC. The remaining interest in the Tractor Supply Company store is owned by AEI Income & Growth Fund XXI Limited Partnership.

        The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        At  the  time the properties were acquired, the remaining
primary  lease  terms  varied from 10 to 15  years.   The  leases
provide the tenants with four five-year renewal options subject to the same terms and conditions as the primary term.

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The Managing Members believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Company's operations.

       For tax purposes, the Company's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Company has tax-exempt Members, the Company is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes will be the same as the basis for book depreciation purposes.

        At December 31, 2008, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
          HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 151 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $3,547 were made to the Managing Members and $114,681 were made to the Limited Members for 2008. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

        (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through December 31, 2008, the Company had sold 567,725.6 Units for gross offering proceeds of $5,677,256.

       From gross offering proceeds, the Company paid $554,970 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $362,458 was re-allowed by ASI to participating broker-dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $2,433 and other organization and syndication costs of $283,863 of which $147,249 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to December 31, 2008, the Company incurred commissions, organization and syndication costs totaling $841,266.

        From the net offering proceeds, the Company expended $3,817,763 to acquire real estate of which $3,673,518 represented cash paid to unaffiliated sellers of real estate, $49,383 represented an acquisition administration fee paid to the Managing Member and $94,862 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2008, the Company did not purchase any Units.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. During the Company's offering and for the three years after completion of the offering (through December 2012), the value of a Unit will be deemed to be $10.00. This deemed value is based solely on the offering price, without regard to the assets and liabilities of the Company, the cash flow of the Company, or any other valuation factors. However, please note that there is no public trading market for the Units nor is one ever expected to develop and there can be no assurance that Limited Members could receive $10 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. In addition, the Company has not performed an evaluation of the Company properties and, therefore, this valuation is not based upon the value of the Company properties, nor does it represent the amount Limited Members would receive if the Company properties were sold and the proceeds distributed to the Limited Members in a liquidation of the Company, which amount would most likely be less than $10 per Unit as a result of the fact that, at the time the Company is purchasing its properties, the amount of funds available for investment in properties is approximately 15% less than the offering proceeds due to the payment of organization and offering expenses, including selling commissions, as described in more detail in the Company's Prospectus.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the year ended December 31, 2008, the Company recognized rental income of $118,322, representing rent from two properties acquired during the period. At December 31, 2008, the scheduled annual rent for the properties was $237,325.

       For the year ended December 31, 2008, the Company incurred LLC administration expenses from affiliated parties of $33,990. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same period, the Company incurred LLC administration and property management expenses from unrelated parties of $4,834. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For  the  years  ended December 31, 2008  and  2007,  the
Company   recognized   interest  income  of   $9,663   and   $38,
respectively.

        For the year ended December 31, 2008, interest expense related to the Note on the Starbucks store in Shreveport, Louisiana was $22,528. The Note called for interest at the prime rate minus 0.25% with the interest due on the first day of each month.

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company generated $87,583 of cash from operations during the year ended December 31, 2008, representing net income of $10,906, a non-cash expense of $55,727 for depreciation and $20,950 in net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2008, the Company expended $3,817,763 to invest in real properties (inclusive of acquisition expenses). On February 5,
2008, the Company purchased a Starbucks store in Shreveport, Louisiana for $1,369,132. On October 6, 2008, the Company
purchased a 33% interest in a Best Buy store in Lake Geneva, Wisconsin for $2,052,214. On November 21, 2008, the Company purchased a 37% interest in a parcel of land in Rapid City, South Dakota for $353,565. Simultaneous with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance approximately $787,000 for the construction of a Tractor Supply Company store on the site. Through December 31, 2008, the Company had advanced $42,852 for the construction of the building.

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

       During the offering of Units, the Company's primary source of cash flow is from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement that became effective November 19, 2007 and will continue until November 18, 2009, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on June 5, 2008, the Company accepted subscriptions for 168,513.6 Units for aggregate proceeds of $1,685,136. Through December 31, 2008, the Company raised a total of $5,677,256 from the sale of 567,725.6 Units. From subscription proceeds, the Company incurred organization and syndication costs (which constitute a reduction of capital) of $841,266.

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the year ended December 31, 2008, the Company declared distributions of $118,228, which were allocated 97% to the Limited Members and 3% to the Managing Members.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. As of the date of this filing, the Company had no formal contractual commitments to expend capital, except for the agreement to advance funds for the construction of the Tractor Supply Company store.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately .5% of subscription proceeds. Because properties are purchased for cash and leased under net leases, this is considered adequate to satisfy most contingencies.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Company's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company's tenants and their cash flows. If a tenant were to default on its lease obligations, the Company's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        The Company's plan was to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2008, the Company did not complete any property sales and may have difficulty completing a property sale in 2009. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2009 are expected to be variable and less than historical distribution rates until such time as economic conditions allow the Company to begin selling properties at acceptable prices and generating gains for distribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.





                 AEI INCOME & GROWTH FUND 27 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2008 and 2007

Statements for the Year Ended December 31, 2008 and for the
  Period from Inception (January 26, 2007) to December 31, 2007:

     Operations

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 27 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 27 LLC (a Delaware limited liability company) as of December 31, 2008 and 2007 and the related statements of income, cash flows and changes in members' equity for the year ended December 31, 2008 and for the period from inception (January 26,
2007) to December 31, 2007. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 27 LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from inception (January 26, 2007) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.




                         /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                         2008         2007

CURRENT ASSETS:
  Cash                                             $ 1,059,127   $     1,038
  Receivables                                            2,955             0
                                                    -----------   -----------
      Total Current Assets                           1,062,082         1,038
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                 904,146             0
  Buildings and Equipment                            2,870,765             0
  Construction in Progress                              42,852             0
  Accumulated Depreciation                             (55,727)            0
                                                    -----------   -----------
      Net Investments in Real Estate                 3,762,036             0
                                                    -----------   -----------
          Total Assets                             $ 4,824,118   $     1,038
                                                    ===========   ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    23,905   $         0
  Distributions Payable                                 70,507             0
                                                    -----------   -----------
      Total Current Liabilities                         94,412             0
                                                    -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                     (14,413)        1,038
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   567,726  Units issued and outstanding in 2008     4,744,119             0
                                                    -----------   -----------
      Total Members' Equity                          4,729,706         1,038
                                                    -----------   -----------
         Total Liabilities and Members' Equity     $ 4,824,118   $     1,038
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
        FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR THE
  PERIOD FROM INCEPTION (JANUARY 26, 2007) TO DECEMBER 31, 2007


                                                       2008          2007

RENTAL INCOME                                      $   118,322   $         0

EXPENSES:
  LLC Administration - Affiliates                       33,990             0
  LLC Administration and Property
     Management - Unrelated Parties                      4,834             0
  Depreciation                                          55,727             0
                                                    -----------   -----------
      Total Expenses                                    94,551             0
                                                    -----------   -----------

OPERATING INCOME                                        23,771             0

OTHER INCOME (EXPENSE):
  Interest Income                                        9,663            38
  Interest Expense                                     (22,528)            0
                                                    -----------   -----------
NET INCOME                                         $    10,906   $        38
                                                    ===========   ===========

NET INCOME (LOSS) ALLOCATED:
  Managing Members                                 $   (11,904)  $        38
  Limited Members                                       22,810             0
                                                    -----------   -----------
                                                   $    10,906   $        38
                                                    ===========   ===========

NET INCOME PER LLC UNIT                            $       .07   $         0
                                                    ===========   ===========

Weighted Average Units Outstanding                     330,872             0
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
        FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR THE
  PERIOD FROM INCEPTION (JANUARY 26, 2007) TO DECEMBER 31, 2007

                                                        2008         2007
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    10,906   $        38

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                       55,727             0
     Increase in Receivables                            (2,955)            0
     Increase in Payable to
        AEI Fund Management, Inc.                       23,905             0
                                                    -----------   -----------
     Total Adjustments                                  76,677             0
                                                    -----------   -----------
     Net Cash Provided By Operating  Activities         87,583            38
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                     (3,817,763)            0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Note Payable                         1,301,000             0
  Payment on Note Payable                           (1,301,000)            0
  Capital Contributions from Managing Members                0         1,000
  Capital Contributions from Limited Members         5,677,256             0
  Organization and Syndication Costs                  (841,266)            0
  Distributions Paid to Members                        (47,721)            0
                                                    -----------   -----------
      Net  Cash  Provided By Financing Activities    4,788,269         1,000
                                                    -----------   -----------

NET INCREASE IN CASH                                 1,058,089         1,038

CASH, beginning of period                                1,038             0
                                                    -----------   -----------
CASH, end of period                                $ 1,059,127   $     1,038
                                                    ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                           $    22,528   $         0
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
        FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR THE
  PERIOD FROM INCEPTION (JANUARY 26, 2007) TO DECEMBER 31, 2007


                                                                Limited
                                                                 Member
                             Managing    Limited                  Units
                             Members     Members     Total     Outstanding


BALANCE, January 26, 2007  $      0   $        0  $        0           0

  Capital Contributions       1,000            0       1,000           0

  Net Income                     38            0          38
                            --------   ---------   ---------   ---------
BALANCE, December 31, 2007    1,038            0       1,038           0

  Capital Contributions           0    5,677,256   5,677,256   567,725.6

   Organization and
     Syndication Costs            0     (841,266)   (841,266)

  Distributions Declared     (3,547)    (114,681)   (118,228)

  Net Income (Loss)         (11,904)      22,810      10,906
                            --------   ---------   ---------   ---------
BALANCE, December 31, 2008 $(14,413)  $4,744,119  $4,729,706   567,725.6
                            ========   =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(1)  Organization -

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At December 31, 2008, 567,725.6
     Units ($5,677,256) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

       The Company regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

       The   Company's   cash  is  deposited  in  one   financial
       institution  and at times during the year  it  may  exceed
       FDIC insurance limits.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of   business.    The  Company  performs  ongoing   credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Receivables considered uncollectible are written off.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

     Real Estate

       The Company's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Company recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

       The Company purchases properties and records them at cost. The Company compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The Company has capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were be allocated to the land, buildings and equipment.

       The   buildings   and  equipment  of   the   Company   are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  25 years and 5 years, respectively.

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Company includes the operating results and sale of the property in discontinued operations. In addition, the Company reclassifies the prior periods' operating results of the property to discontinued operations.

       The Company accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Company's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.

     Fair Value Measurements

       Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157") defines fair value, outlines a framework for measuring fair value, details the required disclosures and was effective January 1, 2008. SFAS 157's requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008.

       Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company has no assets or liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement. When testing for recoverability of properties under SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. Additionally, SFAS 141(R) requires that an acquirer must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141(R) became effective on January 1, 2009. We expect the adoption of SFAS 141(R) to have an impact on our results of operations to the extent properties are acquired in 2009 and future years. Acquisition expenses, which are currently capitalized as Investments in Real Estate, will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on operations through a reduction in depreciation expense over the estimated life of the properties.

(3)  Related Party Transactions -

     The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Best Buy store (33% - AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC); and Tractor Supply Company store (37%
     - AEI Income & Growth Fund XXI Limited Partnership).

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Company:


                                             Total Incurred by the Company
                                             for the Years Ended December 31

                                                          2008        2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Company's operations,
  maintaining the Company's books and communicating
  with the Limited Members.                            $  33,990  $       0
                                                        ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Company's behalf to third parties
  relating to LLC administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property  costs.                                     $   4,834  $       0
                                                        ========   ========

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions - (Continued)

                                               Total Incurred by the Company
                                              for the Years Ended December 31

                                                           2008        2007
c.AFM received an acquisition administration fee equal to
  1.5% of the purchase price of acquisitions completed
  using initial offering proceeds.                     $  49,383  $       0
                                                        ========   ========
d.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf
  of the Company.                                      $  94,862  $       0
                                                         ========   ========
e.ASI was the underwriter of the Company's offering.
  AEI Capital Corporation is the sole stockholder of
  ASI, which is a member of the Financial Industry
  Regulatory Authority (FINRA). ASI received, as
  underwriting commissions, 10% for sale of certain
  subscription Units (a majority of this amount was
  re-allowed to other participating broker/dealers).
  These  costs  are treated as a reduction of members'
  capital.                                             $ 557,403  $       0
                                                        ========   ========
f.AEI is reimbursed for all costs incurred in
  connection with managing the Company's offering
  and  organization.                                   $ 147,249  $       0
                                                        ========   ========
g.AEI is reimbursed for all direct expenses it has
  paid on the Company's behalf to third parties
  relating to the offering and organization of the
  Company.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.           $ 136,614  $       0
                                                        ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, d, f and g.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Company leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 15 years. The leases provide the tenants with four five-year renewal options subject to the same terms and conditions as the primary term.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The Company's properties are commercial, single-tenant buildings. The Starbucks store was constructed in 2007 and acquired in 2008. The Best Buy store was constructed and acquired in 2008. The land for the Tractor Supply Company store was acquired in 2008 and construction of the store will be completed in 2009. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2008 are as follows:


                                       Buildings and             Accumulated
Property                         Land    Equipment     Total     Depreciation

Starbucks, Shreveport, LA      $210,473  $1,158,659  $1,369,132  $ 40,553
Best Buy, Lake Geneva, WI       340,108   1,712,106   2,052,214    15,174
Tractor Supply, Rapid City, SD  353,565           0     353,565         0
                                --------  ----------  ---------   -------
                               $904,146  $2,870,765  $3,774,911  $ 55,727
                                ========  ==========  =========   =======

     On February 5, 2008, the Company purchased a Starbucks store in Shreveport, Louisiana for $1,369,132 from an unrelated third party. The property is leased to Starbucks Corporation under a lease agreement with a remaining primary term of 10 years and initial annual rent of $93,000.

     On October 6, 2008, the Company purchased a 33% interest in a Best Buy store in Lake Geneva, Wisconsin for $2,052,214. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $144,325 for the interest purchased.

     On November 21, 2008, the Company purchased a 37% interest in a parcel of land in Rapid City, South Dakota for $353,565, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 37% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through December 31, 2008, the Company had advanced $42,852 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,140,000.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $83,250 for the interest purchased. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in May 2009. Pursuant to the development agreement, for the period from November 21, 2008 to the day that the tenant commences paying rent, Brad and Dad, LLC will pay the Company interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

     For properties owned as of December 31, 2008, the minimum future rent payments required by the leases are as follows:

                       2009           $  285,888
                       2010              320,575
                       2011              320,575
                       2012              320,575
                       2013              328,325
                       Thereafter      2,115,459
                                       ----------
                                      $ 3,691,397
                                       ==========

     There were no contingent rents recognized in 2008.

(5)  Note Payable -

     In order to facilitate the purchase of its first property, the Company entered into a Line of Credit Agreement with Fidelity Bank, Edina, Minnesota, for $1,301,000. The Note was due on August 1, 2008 and called for interest at the prime rate minus 0.25% with the interest due on the first day of each month. The Note was secured by all of the Company's assets and was guaranteed by the Special Managing Member and AEI Capital Corporation, the parent company of the Managing Member. For the year ended December 31, 2008, interest expense related to the Note was $22,528.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                  Industry                    2008

     Starbucks Corporation     Retail                   $  84,181
     Best Buy Stores, L.P.     Retail                      34,141
                                                         --------
     Aggregate rent revenue of major tenants            $ 118,322
                                                         ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                      100%
                                                         ========

(7)  Members' Capital -

     For the year ended December 31, 2008, the Company declared distributions of $118,228. The Limited Members received distributions of $114,681 and the Managing Members received distributions of $3,547 for the years. The Limited Members' distributions represent $0.35 per LLC Unit outstanding using 330,872 weighted average Units in 2008. The distributions represent $0.07 per Unit of Net Income and $0.28 per Unit of return of contributed capital in 2008.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                           2008       2007

     Net  Income for Financial Reporting Purposes     $   10,906   $      38

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes     11,216           0
                                                       ---------    --------
           Taxable Income to Members                  $   22,122   $      38
                                                       =========    ========


     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2008        2007

     Members' Equity for Financial Reporting Purposes $4,729,706  $    1,038

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes     11,216           0

     Syndication Costs Treated as Reduction of
       Capital  for  Financial Reporting  Purposes       838,833           0
                                                       ----------  ----------
         Members' Equity for Tax Reporting Purposes   $5,579,755  $    1,038
                                                       ==========  ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2009. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The Managing Member and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant will be actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2009:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   Robert P. Johnson                        0            0%
   Patrick W. Keene                         0            0%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The Managing Members know of no holders of more than 5% of the outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and will be conducted in conformity with, the limitations set forth in the Operating Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2008, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2008.

Person or Entity                                    Amount Incurred From
 Receiving                 Form and Method       Inception (January 26, 2007)
Compensation               of Compensation           To December 31, 2008

AEI Securities, Inc. Selling Commissions equal to 10%      $  557,403
                     of proceeds, excluding proceeds from
                     distribution reinvestments, most of
                     which were reallowed to  Participating
                     Dealers.

Managing Members     Reimbursement at Cost for other       $  283,863
and Affiliates       Organization and Offering Costs.

Managing Members     Acquisition Administration Fees equal $   49,383
                     to 1.5% of the purchase price of
                     acquisitions completed using initial
                     offering proceeds.

Managing Members     Reimbursement at Cost for all         $   94,862
and Affiliates       Acquisition Expenses.

Managing Members     Reimbursement at Cost for all         $   33,990
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties  and  all  other  transfer
                     agency, reporting, Member relations
                     and other administrative functions.

Managing Members     Reimbursement at Cost for all         $        0
and Affiliates       expenses related to the disposition
                     of the Fund's properties.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                    Amount Incurred From
 Receiving                 Form and Method       Inception (January 26, 2007)
Compensation               of Compensation           To December 31, 2008

Managing Members     3% of Net Cash Flow in any            $    3,547
                     fiscal year.

Managing Members     1% of distributions of Net Proceeds   $        0
                     of Sale until Limited Members have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 6.5% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not compounded,
                     to  the  extent  not   previously
                     distributed.  10%  of  distributions
                     of Net Proceeds  of  Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2008 and 2007:

     Fee Category                            2008       2007

     Audit Fees                           $  13,291   $      0
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  13,291   $      0
                                           =========   ========

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

Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

       Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Company's audit committee.
                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 12.

       (a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

       (a) (3) The Exhibits filed in response to Item 601 of
               Regulation S-K are listed below.

    3.1 Certificate of Limited Liability Company (incorporated by reference to Exhibit 3.1 of the registrant's Registration
    Statement on Form SB-2 filed on July 30, 2007 [File No.  333-
    144961]).

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

    10.4 Assignment and Assumption of Purchase and Sale Agreement dated September 24, 2008 between the Company, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 10, 2008).

    10.5  Assignment  and Assumption of Lease  dated  October  6,
    2008 between the Company, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and Ryan Companies US, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 10, 2008).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of Managing Member pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AEI INCOME & GROWTH FUND 27
                          Limited Liability Company
                          By: AEI Fund Management XXI, Inc.
                              Its Managing Member


March 26, 2009            By: /s/ Robert P Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                             Date


/s/Robert P Johnson  President (Principal Executive Officer)   March 26, 2009
   Robert P.Johnson  and Sole Director of Managing Member


/s/Patrick W Keene   Chief Financial Officer and Treasurer     March 26, 2009
   Patrick W. Keene  (Principal Accounting Officer)