Form 10-Q
period 2009-03-31
AEI Income & Growth Fund 27 LLC
filed 2009-05-14
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                          Yes        No

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


                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2009 and December 31, 2008

         Statements for the Three Months ended March 31, 2009 and 2008:

           Operations

           Cash Flows

           Changes in Members' Equity (Deficit)

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
              MARCH 31, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009            2008
CURRENT ASSETS:
  Cash                                           $ 1,977,422   $ 1,059,127
  Receivables                                          3,144         2,955
                                                  -----------   -----------
      Total Current Assets                         1,980,566     1,062,082
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               905,714       904,146
  Buildings and Equipment                          2,870,765     2,870,765
  Construction in Progress                           241,456        42,852
  Accumulated Depreciation                           (83,529)      (55,727)
                                                  -----------   -----------
      Net Investments in Real Estate               3,934,406     3,762,036
                                                  -----------   -----------
          Total Assets                           $ 5,914,972   $ 4,824,118
                                                  ===========   ===========

                 LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    13,152   $    23,905
  Distributions Payable                               79,470        70,507
  Unearned Rent                                        7,750             0
                                                  -----------   -----------
      Total Current Liabilities                      100,372        94,412
                                                  -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                   (16,253)      (14,413)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   701,998 and 567,726 Units issued and
   outstanding  in 2009 and 2008, respectively     5,830,853     4,744,119
                                                  -----------   -----------
      Total Members' Equity                        5,814,600     4,729,706
                                                  -----------   -----------
         Total Liabilities and Members' Equity   $ 5,914,972   $ 4,824,118
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2009         2008

RENTAL INCOME                                    $    59,331   $    14,431

EXPENSES:
  LLC Administration - Affiliates                     18,987         2,131
  LLC Administration and Property
     Management - Unrelated Parties                    5,750         1,591
  Depreciation                                        27,802         5,693
                                                  -----------   -----------
      Total Expenses                                  52,539         9,415
                                                  -----------   -----------

OPERATING INCOME                                       6,792         5,016

OTHER INCOME (EXPENSE):
  Interest Income                                     11,355            39
  Interest Expense                                         0       (11,098)
                                                  -----------   -----------
NET INCOME (LOSS)                                $    18,147   $    (6,043)
                                                  ===========   ===========

NET INCOME (LOSS) ALLOCATED:
  Managing Members                               $       544   $    (6,043)
  Limited Members                                     17,603             0
                                                  -----------   -----------
                                                 $    18,147   $    (6,043)
                                                  ===========   ===========

NET INCOME PER LLC UNIT                          $       .03   $         0
                                                  ===========   ===========

Weighted Average Units Outstanding                   616,689             0
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31

                                                       2009         2008
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $    18,147   $    (6,043)

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                     27,802         5,693
     Increase in Receivables                            (189)            0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (10,753)        8,457
     Increase in Interest Payable                          0         5,600
     Increase in Unearned Rent                         7,750         7,750
                                                  -----------   -----------
       Total Adjustments                              24,610        27,500
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                       42,757        21,457
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (200,172)   (1,297,650)
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Note Payable                               0     1,301,000
  Capital Contributions from Limited Members       1,342,723             0
  Organization and Syndication Costs                (196,506)            0
  Distributions Paid to Members                      (70,507)            0
                                                  -----------   -----------
       Net Cash Provided By
           Financing Activities                    1,075,710     1,301,000
                                                  -----------   -----------

NET INCREASE IN CASH                                 918,295        24,807

CASH, beginning of period                          1,059,127         1,038
                                                  -----------   -----------
CASH, end of period                              $ 1,977,422   $    25,845
                                                  ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                         $         0   $     5,498
                                                  ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
 Acquisition Expenses Payable to
   AEI Fund Management                           $         0   $    47,742
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007  $  1,038   $         0   $     1,038           0

  Net Loss                    (6,043)            0        (6,043)
                             --------   -----------   -----------  ----------
BALANCE, March 31, 2008     $ (5,005)  $         0   $    (5,005)          0
                             ========   ===========   ===========  ==========


BALANCE,  December 31, 2008 $(14,413)  $ 4,744,119   $ 4,729,706   567,725.6

  Capital Contributions            0     1,342,723     1,342,723   134,272.3

   Organization and
    Syndication Costs              0      (196,506)     (196,506)

  Distributions Declared      (2,384)      (77,086)      (79,470)

  Net Income                     544        17,603        18,147
                             --------   -----------   -----------  ----------
BALANCE, March 31, 2009     $(16,253)  $ 5,830,853   $ 5,814,600   701,997.9
                             ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At March 31, 2009, 701,997.9
     Units ($7,019,979) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

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

     On November 21, 2008, the Company purchased a 37% interest in a parcel of land in Rapid City, South Dakota for $355,133, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 37% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through March 31, 2009, the Company had advanced $241,456 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,140,000. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $83,250 for the interest purchased. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in June 2009. Pursuant to the development agreement, for the period from November 21, 2008 to the day that the tenant commences paying rent, Brad and Dad, LLC will pay the Company interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Subsequent to March 31, 2009, the Company entered into an agreement to purchase a 30% interest in a Staples store in Vernon Hills, Illinois for approximately $1,592,000. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $132,135 for the interest purchased. The remaining interest in the property will be purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

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

(6)  Fair Value Measurements -

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.


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

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations". The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Management  of the Company has discussed the  development
and   selection  of  the  above  accounting  estimates  and   the
management discussion and analysis disclosures regarding them with the managing member of the Company.

Results of Operations

        For the three months ended March 31, 2009, the Company recognized rental income of $59,331, representing three months rent from two properties. At March 31, 2009, the scheduled annual rent for the properties was $237,325. For the three months ended March 31, 2008, the Company recognized rental income of $14,431, representing rent from one property acquired during the period.

        For the three months ended March 31, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $18,987 and $2,131, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $5,750 and $1,591, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

        For the three months ended March 31, 2009 and 2008, the Company recognized interest income, mainly from subscription proceeds temporarily invested in a money market account, of $11,355 and $39, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company generated $42,757 of cash from operations during the three months ended March 31, 2009, representing net income of $18,147 and a non-cash expense of $27,802 for depreciation, which were partially offset by $3,192 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $21,457 of cash from operations during the three months ended March 31, 2008, representing $21,807 in net timing differences in the collection of payments from the tenants and the payment of expenses, and a non-cash expense of $5,693 for depreciation, which were partially offset by a net loss of $6,043.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2009, the Company expended $200,172 for the construction of the Tractor Supply store in Rapid City, South Dakota.

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

       During the offering of Units, the Company's primary source of cash flow is from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement that became effective November 19, 2007 and will continue until November 18, 2009, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on June 5, 2008, the Company accepted subscriptions for 168,513.6 Units for aggregate proceeds of $1,685,136. Through March 31, 2009, the Company raised a total of $7,019,979 from the sale of 701,997.9 Units. From subscription proceeds, the Company incurred organization and syndication costs (which constitute a reduction of capital) of $1,037,772.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the three months ended March 31, 2009, the Company declared distributions of $79,470, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. As March 31, 2009, the Company had no formal contractual commitments to expend capital, except for the agreement to advance funds for the construction of the Tractor Supply Company store. Subsequent to March 31, 2009, the Company entered into an agreement to purchase a 30% interest in a Staples store in Vernon Hills, Illinois for approximately $1,592,000.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4.   CONTROLS AND PROCEDURES.

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

ITEM 1.   LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

        (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through March 31, 2009, the Company had sold 701,997.9 Units for gross offering proceeds of $7,019,979.

       From gross offering proceeds, the Company paid $670,437 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $434,610 was re-allowed by ASI to participating broker-dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $16,336 and other organization and syndication costs of $350,999 of which $191,759 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to March 31, 2009, the Company incurred
commissions,   organization   and  syndication   costs   totaling
$1,037,772.

        From the net offering proceeds, the Company expended $4,017,935 to acquire real estate of which $3,872,122 represented cash paid to unaffiliated sellers of real estate, $49,383 represented an acquisition administration fee paid to the Managing Member and $96,430 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.   OTHER INFORMATION.

       None.

ITEM 6.   EXHIBITS.

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


Dated:  May 12, 2009          AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)