Form 10-Q
period 2009-06-30
AEI Income & Growth Fund 27 LLC
filed 2009-08-14
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

               Commission File Number:  000-53691

                   AEI INCOME & GROWTH FUND 27 LLC
     (Exact name of registrant as specified in its charter)

      State of Delaware                    20-8657207
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                              [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]       Accelerated filer [ ]

  Non-accelerated filer [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined in Rule 12b-2 of the Exchange Act).    [ ] Yes [X] No


                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2009 and December 31,  2008

         Statements for the Periods ended June 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
               JUNE 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                  2009           2008
CURRENT ASSETS:
  Cash                                        $ 1,630,799   $ 1,059,127
  Receivables                                       3,924         2,955
                                               -----------   -----------
      Total Current Assets                      1,634,723     1,062,082
                                               -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,285,157       904,146
  Buildings and Equipment                       4,084,752     2,870,765
  Construction in Progress                        353,380        42,852
  Accumulated Depreciation                       (118,306)      (55,727)
                                               -----------   -----------
      Net Investments in Real Estate            5,604,983     3,762,036
                                               -----------   -----------
          Total Assets                        $ 7,239,706   $ 4,824,118
                                               ===========   ===========

                     LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    28,163   $    23,905
  Distributions Payable                            95,901        70,507
  Unearned Rent                                    18,761             0
                                               -----------   -----------
      Total Current Liabilities                   142,825        94,412
                                               -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                (19,859)      (14,413)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   866,345 and 567,726 Units issued and
   outstanding  in 2009 and 2008, respectively  7,116,740     4,744,119
                                               -----------   -----------
      Total Members' Equity                     7,096,881     4,729,706
                                               -----------   -----------
        Total Liabilities and Members' Equity $ 7,239,706   $ 4,824,118
                                               ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30


                               Three Months Ended       Six Months Ended
                              6/30/09      6/30/08     6/30/09      6/30/08

RENTAL INCOME                $  73,895    $  23,250   $ 133,226   $  37,681

EXPENSES:
   LLC  Administration -
    Affiliates                  17,755        4,124      36,742       6,255
  LLC Administration
   and Property Management  -
   Unrelated Parties             3,253        1,635       9,003       3,226
  Property Acquisition          57,038            0      57,038           0
  Depreciation                  34,777       11,639      62,579      17,332
                              ---------    ---------   ---------   ---------
      Total Expenses           112,823       17,398     165,362      26,813
                              ---------    ---------   ---------   ---------

OPERATING INCOME (LOSS)        (38,928)       5,852     (32,136)     10,868

OTHER INCOME (EXPENSE):
  Interest Income               14,616          254      25,971         293
  Interest Expense                   0      (11,430)          0     (22,528)
                              ---------    ---------   ---------   ---------
NET  INCOME (LOSS)           $ (24,312)   $  (5,324)  $  (6,165)  $ (11,367)
                              =========    =========   =========   =========

NET INCOME (LOSS) ALLOCATED:
  Managing Members           $    (729)   $  (6,529)  $    (185)  $ (12,572)
  Limited Members              (23,583)       1,205      (5,980)      1,205
                              ---------    ---------   ---------   ---------
                             $ (24,312)   $  (5,324)  $  (6,165)  $ (11,367)
                              =========    =========   =========   =========

NET INCOME (LOSS) PER
  LLC UNIT                   $    (.03)   $     .01   $    (.01)  $     .01
                              =========    =========   =========   =========

Weighted  Average
 Units Outstanding             744,188      168,514     680,438     168,514
                              =========    =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30

                                                   2009           2008
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                             $    (6,165)  $   (11,367)

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                    62,579        17,332
     Increase in Receivables                           (969)            0
     Increase in Payable to
        AEI Fund Management, Inc.                     4,258        19,989
     Increase in Unearned Rent                       18,761         7,750
                                                 -----------   -----------
       Total Adjustments                             84,629        45,071
                                                 -----------   -----------
       Net Cash Provided By Operating Activities     78,464        33,704
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                   (1,905,526)   (1,333,259)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Note Payable                              0     1,301,000
  Payment on Note Payable                                 0    (1,301,000)
  Capital Contributions from Limited Members      2,986,191     1,988,212
  Organization and Syndication Costs               (437,480)     (295,941)
  Distributions Paid to Members                    (149,977)            0
                                                 -----------   -----------
     Net Cash Provided By Financing Activities    2,398,734     1,692,271
                                                 -----------   -----------

NET INCREASE IN CASH                                571,672       392,716

CASH, beginning of period                         1,059,127         1,038
                                                 -----------   -----------
CASH, end of period                             $ 1,630,799   $   393,754
                                                 ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                        $         0   $    22,528
                                                 ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Acquisition Expenses Payable to
   AEI Fund Management                          $         0   $    32,072
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007  $  1,038   $         0  $     1,038           0

  Capital Contributions            0     1,988,212    1,988,212   198,821.2

  Organization and
   Syndication Costs               0      (295,941)    (295,941)

  Distributions Declared        (226)       (7,302)      (7,528)

  Net Income (Loss)          (12,572)        1,205      (11,367)
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2008      $(11,760)  $ 1,686,174  $ 1,674,414   198,821.2
                             ========   ===========  ===========  ==========


BALANCE,  December 31, 2008 $(14,413)  $ 4,744,119  $ 4,729,706   567,725.6

  Capital Contributions            0     2,986,191    2,986,191   298,619.1

  Organization and
   Syndication Costs               0      (437,480)    (437,480)

  Distributions Declared      (5,261)     (170,110)    (175,371)

  Net Loss                      (185)       (5,980)      (6,165)
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2009      $(19,859)  $ 7,116,740  $ 7,096,881   866,344.7
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. At June 30, 2009, 866,344.7
     Units ($8,663,447) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

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

     On November 21, 2008, the Company purchased a 37% interest in a parcel of land in Rapid City, South Dakota for $356,576, including acquisition expenses. The Company obtained title to the land in the form of an undivided fee simple interest in the 37% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through June 30, 2009, the Company had advanced $353,380 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,140,000. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $83,250 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on August 6, 2009, the day the store opened for business. Pursuant to the development agreement, for the period from November 21, 2008 to August 5, 2009, Brad and Dad, LLC paid the Company interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 22, 2009, the Company purchased a 30% interest in a Staples store in Vernon Hills, Illinois for $1,591,987. The Company incurred $57,038 of acquisition expenses related to the purchase. These costs were expensed as incurred as the result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations", which became effective January 1, 2009. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $132,135 for the interest purchased. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

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


                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Subsequent Events -

     The Company has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2009, the Company recognized rental income of $133,226, representing six months rent from two properties and rent from one property acquired during the period. At June 30, 2009, the scheduled annual rent for the properties was $369,460. For the six months ended June 30, 2008, the Company recognized rental income of $37,681, representing rent from one property acquired during the period.

        For the six months ended June 30, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $36,742 and $6,255, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $9,003 and $3,226, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2009, the Company incurred property acquisition expenses of $57,038. These costs were expensed as incurred as the result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141(R)"), which became effective January 1, 2009.

        For the six months ended June 30, 2009 and 2008, the Company recognized interest income of $25,971 and $293, respectively. In 2009, interest income increased as result of $18,367 of interest received on construction advances in 2009 and the Company had more subscription proceeds temporarily invested in a money market account.

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

        The Company generated $78,464 of cash from operations during the six months ended June 30, 2009, representing a net loss of $6,165, a non-cash expense of $62,579 for depreciation and $22,050 in net timing differences in the collection of payments from the tenants and the payment of expenses. During this period, cash from operations was reduced by $57,038 of acquisition expenses related to the purchase of real estate. Pursuant to SFAS 141(R), these expenses were reflected as operating cash outflows. However, pursuant to the Company's Operating Agreement, acquisition expenses are funded with subscription proceeds. The Company generated $33,704 of cash from operations during the six months ended June 30, 2008, representing a net loss of $11,367, a non-cash expense of $17,332 for depreciation and $27,739 in net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2009, the Company expended $1,905,526 to invest in real properties. On May 22, 2009, the Company purchased a 30%
interest in a Staples store in Vernon Hills, Illinois for $1,591,987. In addition, during the period, the Company expended $313,539 for the construction of the Tractor Supply store in Rapid City, South Dakota.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the offering of Units, the Company's primary source of cash flow is from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement that became effective November 19, 2007 and will continue until November 18, 2009, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on June 5, 2008, the Company accepted subscriptions for 168,513.6 Units for aggregate proceeds of $1,685,136. Through June 30, 2009, the Company raised a total of $8,663,447 from the sale of 866,344.7 Units. From subscription proceeds, the Company incurred organization and syndication costs (which constitute a reduction of capital) of $1,278,745.

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the six months ended June 30, 2009 and 2008, the Company declared distributions of $175,371 and $7,528, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. As of June 30, 2009, the Company had no formal contractual commitments to expend capital, except for the agreement to advance funds for the construction of the Tractor Supply Company store.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

        (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through June 30, 2009, the Company had sold 866,344.7 Units for gross offering proceeds of $8,663,447.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       From gross offering proceeds, the Company paid $829,237 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $539,780 was re-allowed by ASI to participating broker-dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $16,336 and other organization and syndication costs of $433,172 of which $247,870 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to June 30, 2009, the Company incurred commissions, organization and syndication costs totaling $1,278,745.

        From the net offering proceeds, the Company expended $5,780,327 to acquire real estate of which $5,576,033 represented cash paid to unaffiliated sellers of real estate, $73,263 represented an acquisition administration fee paid to the Managing Member and $131,031 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.   OTHER INFORMATION.

       None.

ITEM 6.   EXHIBITS.

    10.1 Assignment and Assumption of Purchase and Sale Agreement dated May 6, 2009 between the Company, AEI Net
    Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 29, 2009).

    10.2 Assignment and Assumption of Lease dated May 22, 2009 between the Company, AEI Net Lease Income & Growth Fund XX
    Limited Partnership and Bradford Landing South LLC relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 29, 2009).

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


Dated:  August 11, 2009       AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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