Form 10-Q
period 2009-09-30
AEI Income & Growth Fund 27 LLC
filed 2009-11-12
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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


                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2009 and December 31, 2008

         Statements for the Periods ended September 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009           2008
CURRENT ASSETS:
  Cash                                          $ 2,064,008    $ 1,059,127
  Receivables                                             0          2,955
                                                 -----------    -----------
      Total Current Assets                        2,064,008      1,062,082
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,227,003        904,146
  Buildings and Equipment                         4,949,616      2,870,765
  Construction in Progress                                0         42,852
  Accumulated Depreciation                         (163,478)       (55,727)
                                                 -----------    -----------
      Net Investments in Real Estate              6,013,141      3,762,036
                                                 -----------    -----------
          Total Assets                          $ 8,077,149    $ 4,824,118
                                                 ===========    ===========

                       LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    36,164    $    23,905
  Distributions Payable                             116,194         70,507
  Unearned Rent                                      30,788              0
  Construction Costs Payable                         45,360              0
                                                 -----------    -----------
      Total Current Liabilities                     228,506         94,412
                                                 -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (22,033)       (14,413)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   962,535 and 567,726 Units issued and
   outstanding  in 2009 and 2008, respectively    7,870,676      4,744,119
                                                 -----------    -----------
      Total Members' Equity                       7,848,643      4,729,706
                                                 -----------    -----------
        Total Liabilities and Members' Equity   $ 8,077,149    $ 4,824,118
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30


                                  Three Months Ended     Nine Months Ended
                                 9/30/09      9/30/08   9/30/09      9/30/08

RENTAL INCOME                   $ 105,121    $ 23,250  $ 238,347   $  60,931

EXPENSES:
  LLC Administration - Affiliates  21,241       8,223     57,983      14,478
  LLC Administration and Property
    Management - Unrelated Parties  2,627         545     11,630       3,771
  Property Acquisition              1,735           0     58,773           0
  Depreciation                     45,172      11,554    107,751      28,886
                                 ---------    --------  ---------   ---------
      Total Expenses               70,775      20,322    236,137      47,135
                                 ---------    --------  ---------   ---------

OPERATING INCOME                   34,346       2,928      2,210      13,796

OTHER INCOME (EXPENSE):
  Interest Income                   9,380       4,533     35,351       4,826
  Interest Expense                      0           0          0     (22,528)
                                 ---------    --------  ---------   ---------
NET INCOME (LOSS)               $  43,726    $  7,461  $  37,561   $  (3,906)
                                 =========    ========  =========   =========

NET INCOME (LOSS) ALLOCATED:
  Managing Members              $   1,312    $    224  $   1,127   $ (12,348)
  Limited Members                  42,414       7,237     36,434       8,442
                                 ---------    --------  ---------   ---------
                                $  43,726    $  7,461  $  37,561   $  (3,906)
                                 =========    ========  =========   =========

NET INCOME PER LLC UNIT         $     .05    $    .03  $     .05   $     .04
                                 =========    ========  =========   =========

Weighted Average Units
 Outstanding                      901,661     259,915    754,179     237,064
                                 =========    ========  =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                    AEI INCOME & GROWTH FUND 27 LLC
                       STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                     2009           2008
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $    37,561    $    (3,906)

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                    107,751         28,886
     Decrease in Receivables                           2,955              0
     Increase in Payable to
        AEI Fund Management, Inc.                     12,259         34,430
     Increase in Unearned Rent                        30,788          7,750
                                                  -----------    -----------
       Total Adjustments                             153,753         71,066
                                                  -----------    -----------
       Net Cash Provided By
          Operating Activities                       191,314         67,160
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (2,313,496)    (1,365,331)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Note Payable                               0      1,301,000
  Payment on Note Payable                                  0     (1,301,000)
  Capital Contributions from Limited Members       3,948,089      4,089,966
  Organization and Syndication Costs                (575,149)      (574,033)
  Distributions Paid to Members                     (245,877)        (7,528)
                                                  -----------    -----------
       Net Cash Provided By
          Financing Activities                     3,127,063      3,508,405
                                                  -----------    -----------

NET INCREASE IN CASH                               1,004,881      2,210,234

CASH, beginning of period                          1,059,127          1,038
                                                  -----------    -----------
CASH, end of period                              $ 2,064,008    $ 2,211,272
                                                  ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                         $         0    $    22,528
                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Capitalized Construction Costs
     Payable at Period End                       $    45,360    $         0
   Syndication Costs Payable to
     AEI Fund Management                         $         0    $    33,694


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2007   $  1,038   $        0    $    1,038           0

  Capital Contributions             0    4,089,966     4,089,966   408,996.6

  Organization and
   Syndication Costs                0     (607,727)     (607,727)

  Distributions Declared       (1,432)     (46,289)      (47,721)

  Net Income (Loss)           (12,348)       8,442        (3,906)
                              --------   ----------    ----------  ---------
BALANCE, September 30, 2008  $(12,742)  $3,444,392    $3,431,650   408,996.6
                              ========   ==========    ==========  =========


BALANCE, December 31, 2008   $(14,413)  $4,744,119    $4,729,706   567,725.6

  Capital Contributions             0    3,948,089     3,948,089   394,808.9

  Organization and
   Syndication Costs                0     (575,149)     (575,149)

  Distributions Declared       (8,747)    (282,817)     (291,564)

  Net Income                    1,127       36,434        37,561
                              --------   ----------    ----------  ---------
BALANCE, September 30, 2009  $(22,033)  $7,870,676    $7,848,643   962,534.5
                              ========   ==========    ==========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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

     The terms of the offering call for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. Under the terms of the Operating Agreement, 10,000,000 LLC Units are available for subscription which, if fully subscribed, will result in contributed Limited Members' capital of $100,000,000. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units
     ($1,500,000) were accepted. At September 30, 2009, 962,534.5 Units ($9,625,345) were subscribed and accepted by the Company. The Managing Members have contributed capital of $1,000.

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

     On November 21, 2008, the Company purchased a 37% interest in a parcel of land in Rapid City, South Dakota for $338,446. The Company obtained title to the land in the form of an undivided fee simple interest in the 37% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. At September 30, 2009, the balance due for construction costs was $45,360, which was subsequently paid to Brad and Dad, LLC. The Company's share of the total acquisition costs, including the cost of the land, was
     $1,163,286. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Company.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 22, 2009, the Company purchased a 30% interest in a Staples store in Vernon Hills, Illinois for $1,591,987. The Company incurred $58,773 of acquisition expenses related to the purchase. These costs were expensed as incurred as the Company adopted new guidance on business combinations that became effective January 1, 2009. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $132,135 for the interest purchased. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Company.

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

(6)  Fair Value Measurements -

     The Company adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Subsequent Events -

     The Company has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the nine months ended September 30, 2009, the Company recognized rental income of $238,347, representing nine months rent from two properties and rent from two properties acquired during the period. At September 30, 2009, the scheduled annual rent for the properties was $452,710. For the nine months ended September 30, 2008, the Company recognized rental income of $60,931, representing rent from one property acquired during the period.

       For the nine months ended September 30, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $57,983 and $14,478, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $11,630 and $3,771, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the nine months ended September 30, 2009, the Company incurred property acquisition expenses of $58,773. These costs were expensed as incurred as the result of the adoption of new guidance on business combinations that became effective January 1, 2009.

       For the nine months ended September 30, 2009 and 2008, the Company recognized interest income of $35,351 and $4,826, respectively. In 2009, interest income increased as result of $23,603 of interest received on construction advances in 2009 and the Company had more subscription proceeds temporarily invested in a money market account.

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

        The Company generated $191,314 of cash from operations during the nine months ended September 30, 2009, representing net income of $37,561, a non-cash expense of $107,751 for depreciation and $46,002 in net timing differences in the collection of payments from the tenants and the payment of expenses. During this period, cash from operations was reduced by $58,773 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Company's Operating Agreement, acquisition expenses are funded with subscription proceeds. The Company generated $67,160 of cash from operations during the nine months ended September 30, 2008, representing $42,180 in net timing differences in the collection of payments from the tenants and the payment of expenses, and a non-cash expense of $28,886 for depreciation, which were partially offset by a net loss of $3,906.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2009, the Company expended $2,313,496 to invest in real properties. On May 22, 2009, the Company purchased a 30% interest in a Staples store in Vernon Hills, Illinois for $1,591,987. In addition, during the period, the Company expended $721,509 for the construction of the Tractor Supply store in Rapid City, South Dakota.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the year ended December 31, 2008, the Company expended $3,817,763 to invest in real properties (inclusive of acquisition expenses). On February 5, 2008, the Company purchased a Starbucks store in Shreveport, Louisiana for $1,369,132. On October 6, 2008, the Company purchased a 33%
interest  in  a  Best  Buy store in Lake  Geneva,  Wisconsin  for
$2,052,214.   On November 21, 2008, the Company purchased  a  37%
interest in a parcel of land in Rapid City, South Dakota for $353,565, including acquisition expenses. Simultaneous with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds for the construction of a Tractor Supply Company store on the site. Through December 31, 2008, the Company had advanced $42,852 for the construction of the building.

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

       During the offering of Units, the Company's primary source of cash flow is from the sale of LLC Units. The Company commenced its offering of LLC Units to the public through a registration statement that became effective November 19, 2007 and will continue until November 18, 2009, unless all 10,000,000 LLC Units are sold before then. The registration statement indicated that the Company would not be capitalized, and all subscription funds would be held in escrow, until the Company had received subscriptions for 150,000 units ($1,500,000). The Company obtained subscriptions for the 150,000 Units required for release of escrow proceeds and on June 5, 2008, the Company accepted subscriptions for 168,513.6 Units for aggregate proceeds of $1,685,136. Through September 30, 2009, the Company raised a total of $9,625,345 from the sale of 962,534.5 Units. From subscription proceeds, the Company incurred organization and syndication costs (which constitute a reduction of capital) of $1,416,415.

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the nine months ended September 30, 2009 and 2008, the Company declared distributions of $291,564 and $47,721, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. As of September 30, 2009, the Company had no formal contractual commitments to expend capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

        (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and is ongoing. AEI Securities, Inc. (ASI) is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. Through September 30, 2009, the Company had sold 962,534.5 Units for gross offering proceeds of $9,625,345.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       From gross offering proceeds, the Company paid $918,812 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $598,853 was re-allowed by ASI to participating broker-dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $16,336 and other organization and syndication costs of $481,267 of which $281,914 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in connection with managing the Company's offering and organization. From inception to September 30, 2009, the Company incurred commissions, organization and syndication costs totaling $1,416,415.

        From the net offering proceeds, the Company expended $6,235,392 to acquire real estate of which $6,009,207 represented cash paid to unaffiliated sellers of real estate, $90,138 represented an acquisition administration fee paid to the Managing Member and $136,047 represented cash paid to reimburse AEI Fund Management, Inc. for costs and direct expenses incurred by it in acquiring properties on behalf of the Company.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.   OTHER INFORMATION.

       None.

ITEM 6.   EXHIBITS.

    10.1  Assignment and Assumption of Lease dated  November  21,
    2008  between  the  Company, AEI Income  &  Growth  Fund  XXI
    Limited Partnership and Brad and Dad LLC relating to the Property at 3430 East Mall Drive, Rapid City, South Dakota.

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


Dated:  November 10, 2009     AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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