Form 10-K
period 2009-12-31
AEI Income & Growth Fund 27 LLC
filed 2010-03-30
CIK 1403915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]  No [ ]

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

  Large accelerated filer [ ]        Accelerated filer [ ]
  Non-accelerated filer  [ ]         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).   Yes [ ]  No  [X]

As of June 30, 2009, there were 866,344.7 Units of limited membership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $8,663,447.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

        AEI Income & Growth Fund 27 LLC (the "Company" or the "Registrant") is a limited liability company which was organized pursuant to the laws of the State of Delaware on January 26, 2007. The registrant is comprised of AEI Fund Management XXI, Inc. ("AFM"), as the Managing Member, Robert P. Johnson, the
President and sole director of AFM, as the Special Managing Member, and purchasers of LLC Units as Limited Members. The Company offered for sale up to $100,000,000 of limited membership interests (the "Units") (10,000,000 Units at $10 per Unit) pursuant to a registration statement effective November 19, 2007. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. The offering terminated November 18, 2009 when the extended offering period expired. The Company received subscriptions for 1,164,036.5 LLC Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $11,640,365 and $1,000, respectively.

        The Company was organized to acquire existing and newly constructed commercial properties, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. As of December 31, 2009, the Company had purchased four properties, including partial interests in three properties at a total cost of $6,242,852. Included in this amount was $62,611 of acquisition costs that were expensed as incurred as the result of the adoption of new guidance on business combinations that became effective January 1, 2009. The properties are commercial, single tenant buildings leased under net leases. The Company is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

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

Major Tenants

        During 2009, three tenants each contributed more than ten percent of the Company's total rental revenue. The major tenants in aggregate contributed 90% of total rental revenue in 2009. Because the Company has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Company's rental revenue in 2010 and future years. In the event that certain tenants contribute more than ten percent of rental revenue in future years, any failure of these major tenants could materially affect the Company's net income and cash distributions.

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

        The following table is a summary of the properties that the Company acquired and owned as of December 31, 2009.

                                                      Annual    Annual
                Purchase  Property                    Lease     Rent Per
Property          Date      Cost        Tenant        Payment   Sq. Ft.

Starbucks Store                        Starbucks
 Shreveport, LA   2/5/08  $1,369,132  Corporation     $ 93,000   $50.99

Best Buy Store
 Lake Geneva, WI                        Best Buy
 (33%)           10/6/08  $2,052,214  Stores, L.P.    $144,325   $14.40

Staples Store                           Staples the
 Vernon Hills, IL                     Office Superstore
 (30%)           5/22/09  $1,591,987(1)  East, Inc.   $132,135   $23.00

Tractor Supply Company Store
 Rapid City, SD                        Tractor Supply
 (37%)            8/6/09  $1,166,908      Company     $ 83,250   $11.78


(1) Does not include acquisition costs that were expensed.


ITEM 2.   PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Company. The remaining interests in the Best Buy store are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC. The remaining interest in the Staples store is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Tractor Supply Company store is owned by AEI Income & Growth Fund XXI Limited Partnership.

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

        At December 31, 2009, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 307 holders of record of the registrant's LLC Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Company did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $12,792 and $3,547 were made to the Managing Members and $413,593 and $114,681 were made to the
Limited Members for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

        (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and terminated November 18, 2009, when the extended offering period expired. AEI Securities, Inc. ("ASI") is the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. The Company sold 1,164,036.5 Units for gross offering proceeds of $11,640,365.

        From gross offering proceeds, the Company paid $1,119,618 in selling commissions to ASI, an affiliate of the Managing Members. Of this amount, $730,728 was re-allowed by ASI to participating broker-dealers not affiliated with the Managing Members. The gross offering proceeds were further reduced by underwriting discounts of $17,032 and other organization and syndication costs of $582,018 of which $344,658 was paid to AEI Fund Management, Inc., an affiliate of the Managing Members, for costs incurred in providing services related to managing the offering and organization of the Company. From subscription proceeds, the Company incurred commissions, organization and syndication costs totaling $1,718,668.

        From the net offering proceeds, the Company expended $6,242,852 to acquire real estate of which $6,009,207 represented cash paid to unaffiliated sellers of real estate, $90,138 represented an acquisition administration fee paid to the Managing Member and $143,507 represented cash paid to reimburse AEI Fund Management, Inc. for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.

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


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Units tendered to the Company during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year. In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2009, the Company did not purchase any Units.

Other Information

        The Company is required, pursuant to FINRA Rule 2810, to disclose in each annual report distributed to Limited Members a per Unit estimated value, the method by which it was developed and the date of the data used to develop the estimated value. During the Company's offering and for the 18 months after completion of the offering (through May 2011), the value of a Unit will be deemed to be $10.00. This deemed value is based solely on the offering price, without regard to the assets and liabilities of the Company, the cash flow of the Company, or any other valuation factors. However, please note that there is no public trading market for the Units nor is one ever expected to develop and there can be no assurance that Limited Members could receive $10 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. In addition, the Company has not performed an evaluation of the Company properties and, therefore, this valuation is not based upon the value of the Company properties, nor does it represent the amount Limited Members would receive if the Company properties were sold and the proceeds distributed to the Limited Members in a liquidation of the Company, which amount would most likely be less than $10 per Unit as a result of the fact that, at the time the Company is purchasing its properties, the amount of funds available for investment in properties is approximately 15% less than the offering proceeds due to the payment of organization and offering expenses, including selling commissions, as described in more detail in the Company's Prospectus.

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

       Prior to January 1, 2009, the Company purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting. The Company tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Company will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the year ended December 31, 2009, the Company recognized rental income of $351,525, representing twelve months rent from two properties acquired during 2008 and rent from two properties acquired during the period. At December 31, 2009, the scheduled annual rent for the properties was $452,710. For the year ended December 31, 2008, the Company recognized rental income of $118,322, representing rent from two properties acquired during the period.

        For the years ended December 31, 2009 and 2008, the Company incurred LLC administration expenses from affiliated parties of $89,435 and $33,990, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $14,053 and $4,834, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

       For the year ended December 31, 2009, the Company incurred property acquisition expenses of $62,611. These costs were expensed as incurred as the result of the adoption of new guidance on business combinations that became effective January 1, 2009.

        For the years ended December 31, 2009 and 2008, the Company recognized interest income of $42,167 and $9,663, respectively. In 2009, interest income increased as result of $23,603 of interest received on construction advances in 2009 and the Company had more subscription proceeds temporarily invested in a money market account.

        For the year ended December 31, 2008, interest expense related to the Note on the Starbucks store in Shreveport, Louisiana was $22,528. The Note called for interest at the prime rate minus 0.25% with the interest due on the first day of each month.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company generated $236,243 of cash from operations during the year ended December 31, 2009, representing net income of $71,081, a non-cash expense of $156,512 for depreciation and $8,650 in net timing differences in the collection of payments from the tenants and the payment of expenses. During this period, cash from operations was reduced by $62,611 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Company's Operating Agreement, acquisition expenses are funded with subscription proceeds. The Company generated $87,583 of cash from operations during the year ended December 31, 2008, representing net income of $10,906, a non-cash expense of $55,727 for depreciation and $20,950 in net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2009, the Company expended $2,362,478 to invest in real properties. On May 22, 2009, the Company purchased a 30%
interest in a Staples store in Vernon Hills, Illinois for $1,591,987. In addition, during the period, the Company expended $770,491 for the construction of the Tractor Supply store in Rapid City, South Dakota.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the offering of Units, the Company's primary source of cash flow was from the sale of LLC Units. The Company commenced the offering of LLC Units to the public through a registration statement that became effective November 19, 2007 and continued until November 18, 2009, when the extended offering period expired. The Company raised a total of $11,640,365 from the sale of 1,164,036.5 Units. From subscription proceeds, the Company incurred organization and syndication costs (which constitute a reduction of capital) of $1,718,668.

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the years ended December 31, 2009 and 2008, the Company declared distributions of $426,385 and $118,228, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. As of December 31, 2009, the Company had no formal contractual commitments to expend capital.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately .5% of subscription proceeds. Because properties are purchased for cash and leased under net leases, this is considered adequate to satisfy most contingencies.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Company's plan was to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2008 and 2009, the Company did not complete any property sales. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be variable and less than historical distribution rates until such time as economic conditions allow the Company to begin selling properties at acceptable prices and generating gains for distribution.

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





                 AEI INCOME & GROWTH FUND 27 LLC

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2009 and 2008

Statements for the Years Ended December 31, 2009 and 2008:

     Income

     Cash Flows

     Changes in Members' Equity (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members:
AEI Income & Growth Fund 27 LLC
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund 27 LLC (a Delaware limited liability company) as of December 31, 2009 and 2008 and the related statements of income, cash flows and changes in members' equity for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund 27 LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                            /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2009           2008
CURRENT ASSETS:
  Cash                                            $ 3,656,527   $ 1,059,127
  Receivables                                               0         2,955
                                                   -----------   -----------
      Total Current Assets                          3,656,527     1,062,082
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,279,635       904,146
  Buildings and Equipment                           4,900,606     2,870,765
  Construction in Progress                                  0        42,852
  Accumulated Depreciation                           (212,239)      (55,727)
                                                   -----------   -----------
      Net Investments in Real Estate                5,968,002     3,762,036
                                                   -----------   -----------
          Total Assets                            $ 9,624,529   $ 4,824,118
                                                   ===========   ===========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    29,600   $    23,905
  Distributions Payable                               134,820        70,507
                                                   -----------   -----------
      Total Current Liabilities                       164,420        94,412
                                                   -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    (25,073)      (14,413)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,164,037 and 567,726 Units issued and
   outstanding  in 2009 and 2008, respectively      9,485,182     4,744,119
                                                   -----------   -----------
      Total Members' Equity                         9,460,109     4,729,706
                                                   -----------   -----------
         Total Liabilities and Members' Equity    $ 9,624,529   $ 4,824,118
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2009          2008

RENTAL INCOME                                    $   351,525    $   118,322

EXPENSES:
  LLC Administration - Affiliates                     89,435         33,990
  LLC Administration and Property
     Management - Unrelated Parties                   14,053          4,834
  Property Acquisition                                62,611              0
  Depreciation                                       156,512         55,727
                                                  -----------    -----------
      Total Expenses                                 322,611         94,551
                                                  -----------    -----------

OPERATING INCOME                                      28,914         23,771

OTHER INCOME (EXPENSE):
  Interest Income                                     42,167          9,663
  Interest Expense                                         0        (22,528)
                                                  -----------    -----------
NET INCOME                                       $    71,081    $    10,906
                                                  ===========    ===========

NET INCOME (LOSS) ALLOCATED:
  Managing Members                               $     2,132    $   (11,904)
  Limited Members                                     68,949         22,810
                                                  -----------    -----------
                                                 $    71,081    $    10,906
                                                  ===========    ===========

NET INCOME PER LLC UNIT                          $       .08    $       .07
                                                  ===========    ===========

Weighted Average Units Outstanding  -
  Basic and Diluted                                  827,187        330,872
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                     2009          2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $    71,081   $    10,906

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    156,512        55,727
     (Increase) Decrease in Receivables                2,955        (2,955)
     Increase in Payable to
        AEI Fund Management, Inc.                      5,695        23,905
                                                  -----------   -----------
       Total Adjustments                             165,162        76,677
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                      236,243        87,583
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                    (2,362,478)   (3,817,763)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Note Payable                               0     1,301,000
  Payment on Note Payable                                  0    (1,301,000)
  Capital Contributions from Limited Members       5,963,109     5,677,256
  Organization and Syndication Costs                (877,402)     (841,266)
  Distributions Paid to Members                     (362,072)      (47,721)
                                                  -----------   -----------
       Net Cash Provided By
           Financing Activities                    4,723,635     4,788,269
                                                  -----------   -----------

NET INCREASE IN CASH                               2,597,400     1,058,089

CASH, beginning of period                          1,059,127         1,038
                                                  -----------   -----------
CASH, end of period                              $ 3,656,527   $ 1,059,127
                                                  ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest                         $         0   $    22,528
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2007  $  1,038  $         0  $     1,038             0

  Capital Contributions            0    5,677,256    5,677,256     567,725.6

   Organization and
     Syndication Costs             0     (841,266)    (841,266)

  Distributions Declared      (3,547)    (114,681)    (118,228)

  Net Income (Loss)          (11,904)      22,810       10,906
                             --------  -----------  -----------  -----------
BALANCE, December 31, 2008   (14,413)   4,744,119    4,729,706     567,725.6

  Capital Contributions            0    5,963,109    5,963,109     596,310.9

   Organization and
     Syndication Costs             0     (877,402)    (877,402)

  Distributions Declared     (12,792)    (413,593)    (426,385)

  Net Income                   2,132       68,949       71,081
                             --------  -----------  -----------  -----------
BALANCE,  December 31, 2009 $(25,073) $ 9,485,182  $ 9,460,109   1,164,036.5
                             ========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     The terms of the offering called for a subscription price of $10 per LLC Unit, payable on acceptance of the offer. The Company commenced operations on June 5, 2008 when minimum subscriptions of 150,000 LLC Units ($1,500,000) were accepted. The offering terminated November 18, 2009, when the extended offering period expired. The Company received subscriptions for 1,164,036.5 Units. Under the terms of the Operating Agreement, the Limited Members and Managing Members contributed funds of $11,640,365 and $1,000, respectively. The Company shall continue until liquidated under the provisions of Article XII of the Operating Agreement.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

       The tax return and the amount of distributable Company income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Company income or loss, the taxable income of the members would be adjusted accordingly.

     Revenue Recognition

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

     Investments in Real Estate

       The Company purchases properties and records them at cost. The Company compares the carrying amount of its properties to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       Prior to January 1, 2009, the Company capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Company adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

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

       The Company's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Company to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.

     Fair Value Measurements

       The Company adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities measured on a nonrecurring basis on
       January 1, 2009. The Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

     Recently Adopted Pronouncements

       In December 2007, the Financial Accounting Standards Board issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses. This guidance (i) establishes the acquisition-date fair value as the measurement
       objective   for   all  assets  acquired  and   liabilities
       assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. These provisions were adopted by the Company on January 1, 2009. The primary impact of adopting this guidance on the Company's financial statements was the requirement to expense transaction costs relating to its acquisition activities in 2009.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's financial statements.

(3)  Related Party Transactions -

     The Company owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Best Buy store (33% - AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC); Staples store (30% - AEI Net Lease Income & Growth Fund XX Limited Partnership); and Tractor Supply Company store (37% - AEI Income & Growth Fund XXI Limited Partnership).

     AEI, AFM and AEI Securities, Inc. ("ASI") received the following compensation and reimbursements for costs and expenses from the Company for the years ended December 31:

                                                          2009      2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Company's operations and
  properties, maintaining the Company's books, and
  communicating  with the Limited Partners.             $  89,435  $  33,990
                                                         ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Company's behalf to third parties related to Company
  administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.                   $  14,053  $   4,834
                                                         ========   ========
c.AFM received an acquisition administration fee equal to
  1.5% of the purchase price of acquisitions completed
  using initial offering proceeds.                      $  40,755  $  49,383
                                                         ========   ========
d.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of properties on behalf of the Company.               $  48,645  $  94,862
                                                         ========   ========


                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(3)  Related Party Transactions - (Continued)

                                                            2009       2008

e.ASI was the underwriter of the Company's offering.  ASI is a wholly owned subsidiary of AEI Capital Corporation and a member of the Financial Industry Regulatory Authority (FINRA).
  ASI received, as underwriting commissions, 10% of proceeds for sale of certain subscription Units (a majority of this amount was re-allowed to other participating broker-dealers).
  These  costs  were treated as a reduction of members'  capital.
                                                        $ 579,247  $ 557,403
                                                         ========   ========
f.AEI is reimbursed for costs incurred in providing services related to managing the offering and organization
  of the Company.                                       $ 197,409  $ 147,249
                                                         ========   ========
g.AEI is reimbursed for all direct expenses it paid on the
  Company's behalf to third parties related to the offering
  and organization of the Company.  These expenses included
  printing costs, legal and filing fees, direct administrative
  costs,  underwriting costs and due diligence fees.    $ 100,746  $ 136,614
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

     The Company's properties are commercial, single-tenant buildings. The Starbucks store was constructed in 2007 and acquired in 2008. The Best Buy store was constructed and acquired in 2008. The Staples store was constructed in 2008 and acquired in 2009. The land for the Tractor Supply Company store was acquired in 2008 and construction of the store was completed in 2009. There have been no costs capitalized as improvements subsequent to the acquisitions.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2009 are as follows:


                                      Buildings and             Accumulated
Property                        Land    Equipment     Total     Depreciation

Starbucks, Shreveport, LA   $  210,473  $1,158,659  $1,369,132   $ 86,899
Best Buy, Lake Geneva, WI      340,108   1,712,106   2,052,214     82,752
Staples, Vernon Hills, IL      378,000   1,213,987   1,591,987     30,350
Tractor Supply, Rapid City, SD 351,054     815,854   1,166,908     12,238
                             ---------   ----------  ----------   --------
                            $1,279,635  $4,900,606  $6,180,241   $212,239
                             =========   ==========  ==========   ========

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

     On November 21, 2008, the Company purchased a 37% interest in a parcel of land in Rapid City, South Dakota for $338,446. The Company obtained title to the land in the form of an undivided fee simple interest in the 37% interest purchased. Simultaneous with the purchase of the land, the Company entered into a Development Financing Agreement under which the Company advanced funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. The Company's share of the total acquisition costs, including the cost of the land, was $1,166,908.

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $83,250 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on August 6, 2009, the day the store opened for business. Pursuant to the Development Financing Agreement, for the period from November 21, 2008 to August 5, 2009, Brad and Dad, LLC paid the Company interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Company.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     On May 22, 2009, the Company purchased a 30% interest in a Staples store in Vernon Hills, Illinois for $1,591,987. The Company incurred $62,611 of acquisition expenses related to the purchase. These costs were expensed as incurred as the Company adopted new guidance on business combinations that became effective January 1, 2009. The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 9.4 years and initial annual rent of $132,135 for the interest purchased.

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010           $  452,710
                       2011              452,710
                       2012              452,710
                       2013              460,460
                       2014              467,960
                       Thereafter      2,306,965
                                       ---------
                                      $4,593,515
                                       =========

     There were no contingent rents recognized in 2009 and 2008.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Company's total rent revenue for the years ended December 31:

      Tenants                                Industry     2009       2008

     Best Buy Stores, L.P.                    Retail    $ 144,325  $  34,141
     Starbucks Corporation                    Retail       93,000     84,181
     Staples the Office Superstore East, Inc. Retail       80,631        N/A
                                                         ---------  ---------
     Aggregate rent revenue of major tenants            $ 317,956  $ 118,322
                                                         ========   ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                        90%       100%
                                                         ========   ========

(7)  Members' Capital -

     For the years ended December 31, 2009 and 2008, the Company declared distributions of $426,385 and $118,228, respectively. The Limited Members received distributions of $413,593 and $114,681 and the Managing Members received distributions of $12,792 and $3,547 for the years, respectively. The Limited Members' distributions represent $0.50 and $0.35 per LLC Unit outstanding using 827,187 and 330,872 weighted average Units in 2009 and 2008, respectively. The distributions represent $0.08 and $0.07 per Unit of Net Income and $0.42 and $0.28 per Unit of return of contributed capital in 2009 and 2008, respectively.

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

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                          2009       2008

     Net  Income for Financial Reporting Purposes      $ 71,081   $ 10,906

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes    29,102     11,216

     Acquisition Costs Expensed for Financial Reporting
       Purposes,  Capitalized  for  Tax  Purposes        62,611          0
                                                        --------   --------
           Taxable Income to Members                   $162,794   $ 22,122
                                                        ========   ========

     The following is a reconciliation of Members' Equity for financial reporting purposes to Members' Equity reported for federal income tax purposes for the years ended December 31:

                                                          2009       2008

     Members'Equity for Financial Reporting Purposes $ 9,460,109  $4,729,706

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes                102,929      11,216

     Syndication Costs Treated as Reduction of
       Capital  for Financial Reporting Purposes       1,701,637     838,833
                                                      ----------   ---------
        Members' Equity for Tax Reporting Purposes   $11,264,675  $5,579,755
                                                      ==========   =========

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the Managing Member of the Company, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the Managing Member, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.
ITEM 11.  EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Company to beneficially own 5% or more of the Units, by each Managing Member, and by each officer or director of the Managing Member as of February 28, 2010:


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the Managing Member of the registrant are governed by, and are conducted in conformity with, the
limitations  set  forth  in  the  Operating  Agreement   of   the
registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Operating Agreement require that the cumulative reimbursements to the Managing Members and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of capital contributions,
(ii) 1% of gross revenues, plus an initial leasing fee of 3% of gross revenues for the first five years of the original term of each lease, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the Managing Members. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses paid with proceeds from the initial offering of Units, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2009, these cumulative reimbursements to the Managing Members and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the Managing Members or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method        Inception (January 26, 2007)
Compensation               of Compensation            To December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to 10% of    $1,136,650
                      proceeds, excluding proceeds from
                      distribution reinvestments,
                      most  of  which were reallowed to
                      Participating Dealers.

Managing Members      Reimbursement at Cost for other        $  582,018
and Affiliates        Organization and Offering Costs.

Managing Members      Acquisition Administration Fees equal  $   90,138
                      to 1.5% of the purchase price of
                      acquisitions completed using initial
                      offering proceeds.

Managing Members      Reimbursement at Cost for all          $  143,507
and Affiliates        Acquisition Expenses.

Managing Members      Reimbursement at Cost for providing    $  123,425
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and
                      other administrative functions.

Managing Members      Reimbursement at Cost for providing    $        0
and   Affiliates      services related  to  the  disposition
                      of  the  Fund's properties.

Managing Members      3% of Net Cash Flow in any fiscal year.$   16,339


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method        Inception (January 26, 2007)
Compensation               of Compensation            To December 31, 2009

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The  following  is a summary of the fees  billed  to  the
Company   by  Boulay,  Heutmaker,  Zibell  &  Co.  P.L.L.P.   for
professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $  16,628   $ 13,291
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  16,628   $ 13,291
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

    10.6 Assignment and Assumption of Purchase and Sale Agreement dated May 6, 2009 between the Company, AEI Net
    Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 29, 2009).

    10.7 Assignment and Assumption of Lease dated May 22, 2009 between the Company, AEI Net Lease Income & Growth Fund XX
    Limited Partnership and Bradford Landing South LLC relating to the Property at 1600 North Milwaukee Avenue, Vernon Hills, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 29, 2009).

    10.8  Assignment and Assumption of Lease dated  November  21,
    2008  between  the  Company, AEI Income  &  Growth  Fund  XXI
    Limited Partnership and Brad and Dad LLC relating to the Property at 3430 East Mall Drive, Rapid City, South Dakota (incorporated by reference to Exhibit 10.1 of Form 10-Q filed November 12, 2009).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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


                               AEI INCOME & GROWTH FUND 27
                               Limited Liability Company
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing Member


March 29, 2010                 By:/s/ ROBERT P JOHNSON
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                        Date


/s/ROBERT P JOHNSON  President (Principal Executive  Officer) March 29, 2010
   Robert P. Johnson and Sole Director of Managing Member


/s/PATRICK W KEENE   Chief Financial Officer  and  Treasurer  March 29, 2010
   Patrick W. Keene  (Principal Accounting Officer)