Form 10-Q
period 2010-03-31
AEI Income & Growth Fund 27 LLC
filed 2010-05-14
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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


                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2010 and December 31, 2009

         Statements for the Three Months ended March 31, 2010 and 2009:

           Income

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
              MARCH 31, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                       2010          2009
CURRENT ASSETS:
   Cash                                            $ 3,634,472   $ 3,656,527

INVESTMENTS IN REAL ESTATE:
  Land                                               1,279,635     1,279,635
  Buildings and Equipment                            4,900,606     4,900,606
  Accumulated Depreciation                            (261,245)     (212,239)
                                                    -----------   -----------
      Net Investments in Real Estate                 5,918,996     5,968,002
                                                    -----------   -----------
          Total Assets                             $ 9,553,468   $ 9,624,529
                                                    ===========   ===========

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    19,328   $    29,600
  Distributions Payable                                150,005       134,820
  Unearned Rent                                         37,726             0
                                                    -----------   -----------
      Total Current Liabilities                        207,059       164,420
                                                    -----------   -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                     (28,485)      (25,073)
  Limited Members, $10 per Unit;
   10,000,000 Units authorized;
   1,164,037  Units issued and outstanding           9,374,894     9,485,182
                                                    -----------   -----------
      Total Members' Equity                          9,346,409     9,460,109
                                                    -----------   -----------
        Total Liabilities and Members' Equity      $ 9,553,468   $ 9,624,529
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2010          2009

RENTAL INCOME                                     $   113,177    $    59,331

EXPENSES:
  LLC Administration - Affiliates                      28,624         18,987
  LLC Administration and Property
     Management - Unrelated Parties                     8,093          5,750
  Depreciation                                         49,006         27,802
                                                   -----------    -----------
      Total Expenses                                   85,723         52,539
                                                   -----------    -----------

OPERATING INCOME                                       27,454          6,792

OTHER INCOME:
  Interest Income                                       8,851         11,355
                                                   -----------    -----------
NET INCOME                                        $    36,305    $    18,147
                                                   ===========    ===========

NET INCOME ALLOCATED:
  Managing Members                                $     1,089    $       544
  Limited Members                                      35,216         17,603
                                                   -----------    -----------
                                                  $    36,305    $    18,147
                                                   ===========    ===========

NET INCOME PER LLC UNIT                           $       .03    $       .03
                                                   ===========    ===========

Weighted Average Units Outstanding -
  Basic and Diluted                                 1,164,037        616,689
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                         2010        2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    36,305  $    18,147

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       49,006       27,802
     Increase in Receivables                                 0         (189)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (10,272)     (10,753)
     Increase in Unearned Rent                          37,726        7,750
                                                    -----------  -----------
       Total Adjustments                                76,460       24,610
                                                    -----------  -----------
       Net Cash Provided By
           Operating Activities                        112,765       42,757
                                                    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0     (200,172)
                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Members                 0    1,342,723
  Organization and Syndication Costs                         0     (196,506)
  Distributions Paid to Members                       (134,820)     (70,507)
                                                    -----------  -----------
       Net Cash Provided By (Used For)
           Financing Activities                       (134,820)   1,075,710
                                                    -----------  -----------

NET INCREASE (DECREASE) IN CASH                        (22,055)     918,295

CASH, beginning of period                            3,656,527    1,059,127
                                                    -----------  -----------
CASH, end of period                                $ 3,634,472  $ 1,977,422
                                                    ===========  ===========




 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                   Member
                             Managing     Limited                  Units
                             Members      Members      Total    Outstanding


BALANCE, December 31, 2008 $ (14,413)  $ 4,744,119  $ 4,729,706    567,725.6

  Capital Contributions            0     1,342,723    1,342,723    134,272.3

  Organization and
    Syndication Costs              0      (196,506)    (196,506)

  Distributions Declared      (2,384)      (77,086)     (79,470)

  Net Income                     544        17,603       18,147
                            ---------   -----------  ----------- ------------
BALANCE, March 31, 2009    $ (16,253)  $ 5,830,853  $ 5,814,600    701,997.9
                            =========   ===========  =========== ============


BALANCE, December 31, 2009 $ (25,073)  $ 9,485,182  $ 9,460,109  1,164,036.5

  Distributions Declared      (4,501)     (145,504)    (150,005)

  Net Income                   1,089        35,216       36,305
                            ---------   -----------  ----------- ------------
BALANCE, March 31, 2010    $ (28,485)  $ 9,374,894  $ 9,346,409  1,164,036.5
                            =========   ===========  =========== ============


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(5)  Fair Value Measurements -

     As of March 31, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the three months ended March 31, 2010, the Company recognized rental income of $113,177, representing three months rent from four properties. For the three months ended March 31, 2009, the Company recognized rental income of $59,331, representing three months rent from two properties.

        For the three months ended March 31, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $28,624 and $18,987, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $8,093 and $5,750, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2010 and 2009, the Company recognized interest income of $8,851 and $11,355, respectively. In 2010, interest income earned on its money market account increased as the Company had more subscription proceeds temporarily invested in the account in 2010. However, overall interest income decreased as the Company received $7,650 of interest income on construction advances in 2009.

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

        The Company generated $112,765 of cash from operations during the three months ended March 31, 2010, representing net income of $36,305, a non-cash expense of $49,006 for depreciation and $27,454 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $42,757 of cash from operations during the three months ended March 31, 2009, representing net income of $18,147 and a non-cash expense of $27,802 for depreciation, which were partially offset by $3,192 in net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2010, the Company did not purchase any real properties. During the year ended December 31, 2009, the Company expended $2,362,478 to invest in real properties. On May 22, 2009, the Company purchased a 30% interest in a Staples store in Vernon Hills, Illinois for $1,591,987. In addition, during the period, the Company expended $770,491 for the construction of the Tractor Supply store in Rapid City, South Dakota. During the three months ended March 31, 2009, the Company's real estate expenditures were $200,172.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the three months ended March 31, 2010 and 2009, the Company declared distributions of $150,005 and $79,470, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. As of March 31, 2010, the Company had no formal contractual commitments to expend capital.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately .5% of subscription proceeds. Because properties are purchased for cash and leased under net leases, this is considered adequate to satisfy most contingencies.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Company's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Company's tenants and their cash flows. If a tenant were to default on its lease obligations, the Company's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        The Company's plan is to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2008 and 2009, the Company did not complete any property sales. Until such time as economic conditions allow the Company to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be consistent with distribution rates in 2009.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

        (b) The registration statement for the offering (No. 333-144961) was declared effective on November 19, 2007. The offering commenced on November 19, 2007 and terminated November 18, 2009, when the extended offering period expired. AEI Securities, Inc. ("ASI") was the dealer manager of the offering. The registration statement covers 10,000,000 Units of limited liability company interest at an aggregate price of up to $100 million. The Company sold 1,164,036.5 Units for gross offering proceeds of $11,640,365.

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


Dated:  May 12, 2010          AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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