Form 10-Q
period 2010-06-30
AEI Income & Growth Fund 27 LLC
filed 2010-08-16
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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


                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2010 and December 31,  2009

         Statements for the Periods ended June 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                  AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
               JUNE 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                    2010            2009
CURRENT ASSETS:
  Cash                                          $ 3,574,162     $ 3,656,527

INVESTMENTS IN REAL ESTATE:
  Land                                            1,279,635       1,279,635
  Buildings and Equipment                         4,900,606       4,900,606
  Accumulated Depreciation                         (310,251)       (212,239)
                                                 -----------     -----------
      Net Investments in Real Estate              5,869,990       5,968,002
                                                 -----------     -----------
          Total Assets                          $ 9,444,152     $ 9,624,529
                                                 ===========     ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    21,212     $    29,600
  Distributions Payable                             150,005         134,820
  Unearned Rent                                      37,726               0
                                                 -----------     -----------
      Total Current Liabilities                     208,943         164,420
                                                 -----------     -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                  (31,820)        (25,073)
  Limited Members, $10 per Unit;
    10,000,000 Units authorized;
    1,164,037  Units issued and outstanding       9,267,029       9,485,182
                                                 -----------     -----------
      Total Members' Equity                       9,235,209       9,460,109
                                                 -----------     -----------
        Total Liabilities and Members' Equity   $ 9,444,152     $ 9,624,529
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30


                                  Three Months Ended       Six Months Ended
                                 6/30/10      6/30/09    6/30/10      6/30/09

RENTAL INCOME                  $  113,178  $   73,895  $  226,355  $  133,226

EXPENSES:
  LLC Administration - Affiliates  27,713      17,755      56,337      36,742
  LLC Administration and Property
   Management - Unrelated Parties   6,397       3,253      14,490       9,003
  Property Acquisition                  0      57,038           0      57,038
  Depreciation                     49,006      34,777      98,012      62,579
                                ----------  ----------  ----------  ----------
      Total Expenses               83,116     112,823     168,839     165,362
                                ----------  ----------  ----------  ----------

OPERATING INCOME (LOSS)            30,062     (38,928)     57,516     (32,136)

OTHER INCOME:
  Interest Income                   8,742      14,616      17,593      25,971
                                ----------  ----------  ----------  ----------
NET  INCOME (LOSS)             $   38,804  $  (24,312) $   75,109  $   (6,165)
                                ==========  ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATED:
  Managing Members             $    1,164  $     (729) $    2,253  $     (185)
  Limited Members                  37,640     (23,583)     72,856      (5,980)
                                ----------  ----------  ----------  ----------
                               $   38,804  $  (24,312) $   75,109  $   (6,165)
                                ==========  ==========  ==========  ==========

NET INCOME (LOSS) PER LLC UNIT $      .03  $     (.03) $      .06  $     (.01)
                                ==========  ==========  ==========  ==========

Weighted Average Units Outstanding -
   Basic and Diluted            1,164,037     744,188   1,164,037     680,438
                                ==========  ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                        2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                $    75,109   $    (6,165)

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                       98,012        62,579
     Increase in Receivables                                 0          (969)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (8,388)        4,258
     Increase in Unearned Rent                          37,726        18,761
                                                    -----------   -----------
       Total Adjustments                               127,350        84,629
                                                    -----------   -----------
       Net Cash Provided By
          Operating Activities                         202,459        78,464
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0    (1,905,526)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Members                 0     2,986,191
  Organization and Syndication Costs                         0      (437,480)
  Distributions Paid to Members                       (284,824)     (149,977)
                                                    -----------   -----------
       Net Cash Provided By (Used For)
          Financing Activities                        (284,824)    2,398,734
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                        (82,365)      571,672

CASH, beginning of period                            3,656,527     1,059,127
                                                    -----------   -----------
CASH, end of period                                $ 3,574,162   $ 1,630,799
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                   Member
                             Managing    Limited                   Units
                             Members     Members      Total     Outstanding


BALANCE, December 31, 2008 $ (14,413)  $4,744,119   $4,729,706     567,725.6

  Capital Contributions            0    2,986,191    2,986,191     298,619.1

  Organization and
    Syndication Costs              0     (437,480)    (437,480)

  Distributions Declared      (5,261)    (170,110)    (175,371)

  Net Loss                      (185)      (5,980)      (6,165)
                            ---------   ----------   ----------  -----------
BALANCE, June 30, 2009     $ (19,859)  $7,116,740   $7,096,881     866,344.7
                            =========   ==========   ==========  ===========


BALANCE, December 31, 2009 $ (25,073)  $9,485,182   $9,460,109   1,164,036.5

  Distributions Declared      (9,000)    (291,009)    (300,009)

  Net Income                   2,253       72,856       75,109
                            ---------   ----------   ----------  -----------
BALANCE, June 30, 2010     $ (31,820)  $9,267,029   $9,235,209   1,164,036.5
                            =========   ==========   ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

     On July 23, 2010, the Company purchased a 69% interest in a Fresenius Medical Center in Hiram, Georgia for $1,596,701. The property is leased to Fresenius Medical Care-Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years and initial annual rent of $136,595 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.


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

(5)  Fair Value Measurements -

     As   of  June  30,  2010,  the  Company  has  no  assets  or
     liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the six months ended June 30, 2010, the Company recognized rental income of $226,355, representing six months rent from four properties. For the six months ended June 30, 2009, the Company recognized rental income of $133,226, representing six months rent from two properties and rent from one property acquired during the period.

        For the six months ended June 30, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $56,337 and $36,742, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $14,490 and $9,003, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2009, the Company incurred property acquisition expenses of $57,038. These costs were expensed as incurred as the result of the adoption of new guidance on business combinations that became effective January 1, 2009.

        For the six months ended June 30, 2010 and 2009, the Company recognized interest income of $17,593 and $25,971, respectively. In 2010, interest income earned on its money market account increased as the Company had more subscription proceeds temporarily invested in the account in 2010. However, overall interest income decreased as the Company received $18,367 of interest income on construction advances in 2009.

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

        The Company generated $202,459 of cash from operations during the six months ended June 30, 2010, representing net income of $75,109, a non-cash expense of $98,012 for depreciation and $29,338 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $78,464 of cash from operations during the six months ended June 30, 2009, representing a net loss of $6,165, a non-cash expense of $62,579 for depreciation and $22,050 in net timing differences in the collection of payments from the tenants and the payment of expenses. During this period, cash from operations was reduced by $57,038 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Company's Operating Agreement, acquisition expenses are funded with subscription proceeds.

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2010, the Company did not purchase any real properties. During the year ended December 31, 2009, the Company expended $2,362,478 to invest in real properties. On May 22, 2009, the Company purchased a 30% interest in a Staples store in Vernon Hills, Illinois for $1,591,987. In addition, during the period, the Company expended $770,491 for the construction of the Tractor Supply store in Rapid City, South Dakota. During the six months ended June 30, 2009, the Company's real estate expenditures were $1,905,526.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. For the six months ended June 30, 2010 and 2009, the Company declared distributions of $300,009 and $175,371, respectively, which were allocated 97% to the Limited Members and 3% to the Managing Members.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. At June 30, 2010, the Company had entered into one formal contractual commitment to expend capital. On July 23, 2010, the Company purchased a 69% interest in a Fresenius Medical Center in Hiram, Georgia for $1,596,701.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Company's plan is to periodically sell properties to generate capital gains that would be included in the Company's regular quarterly distributions and to make special distributions on occasion. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. During 2008, 2009 and 2010 the Company did not complete any property sales. Until such time as economic conditions allow the Company to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be consistent with distribution rates in 2009.

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

        (c) Pursuant to Section 7.7 of the Operating Agreement, each Limited Member has the right to present Units to the Company for purchase by submitting notice to the Managing Member during January or July of each year. From May 2010 through November 2011, the purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing Member in accordance with the provisions of the Operating Agreement. After November 2011, the purchase price is equal to 95% of the net asset value per Unit. The purchase price is equal to 100% of the net asset value per Unit in the case of Units of a deceased investor, who purchased the Units in the initial offering and who is a natural person, including Units held by an investor that is an IRA or other qualified plan for which the deceased person was the primary beneficiary, or Units held by an investor that is a grantor trust for which the deceased person was the grantor.

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


Dated:  August 11, 2010       AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member



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