Form 10-Q
period 2010-09-30
AEI Income & Growth Fund 27 LLC
filed 2010-11-12
CIK 1403915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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

Indicate by check mark whether the registrant is a shell  company
(as  defined in Rule 12b-2 of the Exchange Act.)    [ ] Yes [X] No


                 AEI INCOME & GROWTH FUND 27 LLC

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2010 and December 31, 2009

         Statements for the Periods ended September 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

                 AEI INCOME & GROWTH FUND 27 LLC
                          BALANCE SHEET
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                      2010           2009
CURRENT ASSETS:
   Cash                                           $ 1,901,342    $ 3,656,527

INVESTMENTS IN REAL ESTATE:
  Land                                              1,555,635      1,279,635
  Buildings and Equipment                           6,221,307      4,900,606
  Accumulated Depreciation                           (370,263)      (212,239)
                                                   -----------    -----------
      Net Investments in Real Estate                7,406,679      5,968,002
                                                   -----------    -----------
          Total Assets                            $ 9,308,021    $ 9,624,529
                                                   ===========    ===========

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    25,391    $    29,600
  Distributions Payable                               146,974        134,820
  Unearned Rent                                        49,109              0
                                                   -----------    -----------
      Total Current Liabilities                       221,474        164,420
                                                   -----------    -----------
MEMBERS' EQUITY (DEFICIT):
  Managing Members                                    (33,340)       (25,073)
  Limited Members, $10 per Unit;
     10,000,000 Units authorized;
     1,164,037  Units issued and outstanding        9,119,887      9,485,182
                                                   -----------    -----------
      Total Members' Equity                         9,086,547      9,460,109
                                                   -----------    -----------
        Total Liabilities and Members' Equity     $ 9,308,021    $ 9,624,529
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF OPERATIONS
               FOR THE PERIODS ENDED SEPTEMBER 30


                               Three Months Ended        Nine Months Ended
                              9/30/10      9/30/09     9/30/10       9/30/09

RENTAL INCOME               $  139,227   $  105,121   $  365,582   $  238,347

EXPENSES:
  LLC Administration -
   Affiliates                   30,297       21,241       86,634       57,983
  LLC Administration
   and Property Management  -
   Unrelated Parties             4,082        2,627       18,572       11,630
  Property Acquisition          52,129        1,735       52,129       58,773
  Depreciation                  60,012       45,172      158,024      107,751
                             ----------   ----------   ----------   ----------
      Total Expenses           146,520       70,775      315,359      236,137
                             ----------   ----------   ----------   ----------

OPERATING INCOME (LOSS)         (7,293)      34,346       50,223        2,210

OTHER INCOME:
  Interest Income                5,606        9,380       23,199       35,351
                             ----------   ----------   ----------   ----------
NET INCOME (LOSS)           $   (1,687)  $   43,726   $   73,422   $   37,561
                             ==========   ==========   ==========   ==========

NET INCOME (LOSS) ALLOCATED:
  Managing Members          $      (50)  $    1,312   $    2,203   $    1,127
  Limited Members               (1,637)      42,414       71,219       36,434
                             ----------   ----------   ----------   ----------
                            $   (1,687)  $   43,726   $   73,422   $   37,561
                             ==========   ==========   ==========   ==========

NET INCOME (LOSS)
 PER LLC UNIT               $      .00   $      .05   $      .06   $      .05
                             ==========   ==========   ==========   ==========

Weighted Average Units Outstanding -
   Basic and Diluted         1,164,037      901,661    1,164,037      754,179
                             ==========   ==========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                      2010           2009
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $    73,422    $    37,561

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     158,024        107,751
     Decrease in Receivables                                0          2,955
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (4,209)        12,259
     Increase in Unearned Rent                         49,109         30,788
                                                   -----------    -----------
       Total Adjustments                              202,924        153,753
                                                   -----------    -----------
       Net Cash Provided By
          Operating Activities                        276,346        191,314
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (1,596,701)    (2,313,496)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Members                0      3,948,089
  Organization and Syndication Costs                        0       (575,149)
  Distributions Paid to Members                      (434,830)      (245,877)
                                                   -----------    -----------
       Net Cash Provided By (Used For)
          Financing Activities                       (434,830)     3,127,063
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                    (1,755,185)     1,004,881

CASH, beginning of period                           3,656,527      1,059,127
                                                   -----------    -----------
CASH, end of period                               $ 1,901,342    $ 2,064,008
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Capitalized Construction Costs
    Payable at Period End                         $         0    $    45,360
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
        STATEMENT OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                   Limited
                                                                    Member
                             Managing     Limited                   Units
                             Members      Members      Total     Outstanding


BALANCE, December 31, 2008  $(14,413)  $ 4,744,119  $ 4,729,706     567,725.6

  Capital Contributions            0     3,948,089    3,948,089     394,808.9

  Organization and
    Syndication Costs              0      (575,149)    (575,149)

  Distributions Declared      (8,747)     (282,817)    (291,564)

  Net Income                   1,127        36,434       37,561
                             --------   -----------  -----------  ------------
BALANCE, September 30, 2009 $(22,033)  $ 7,870,676  $ 7,848,643     962,534.5
                             ========   ===========  ===========  ============


BALANCE, December 31, 2009  $(25,073)  $ 9,485,182  $ 9,460,109   1,164,036.5

  Distributions Declared     (10,470)     (436,514)    (446,984)

  Net Income                   2,203        71,219       73,422
                             --------   -----------  -----------  ------------
BALANCE, September 30, 2010 $(33,340)  $ 9,119,887  $ 9,086,547   1,164,036.5
                             ========   ===========  ===========  ============

 The accompanying Notes to Financial Statements are an integral part of this statement.

                 AEI INCOME & GROWTH FUND 27 LLC
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

     On July 23, 2010, the Company purchased a 69% interest in a Fresenius Medical Center in Hiram, Georgia for $1,596,701. The Company incurred $52,129 of acquisition expenses related to the purchase that were expensed. The property is leased to Fresenius Medical Care-Paulding Dialysis Partners, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 11.8 years and initial annual rent of $136,595 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Company.

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

(5)  Fair Value Measurements -

     As of September 30, 2010, the Company has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the nine months ended September 30, 2010, the Company recognized rental income of $365,582, representing nine months rent from four properties and rent from one property acquired during the period. At September 30, 2010, the scheduled annual rent for the properties was $589,305. For the nine months ended September 30, 2009, the Company recognized rental income of $238,347, representing nine months rent from two properties and rent from two properties acquired during the period.

       For the nine months ended September 30, 2010 and 2009, the Company incurred LLC administration expenses from affiliated parties of $86,634 and $57,983, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Members. During the same periods, the Company incurred LLC administration and property management expenses from unrelated parties of $18,572 and $11,630, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. As the Company raised additional subscription proceeds and purchased additional properties, the administration and property management expenses increased.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2010 and 2009, the Company incurred property acquisition expenses of $52,129 and $58,773, respectively. These costs were expensed as incurred as the result of the adoption of new guidance on business combinations that became effective January 1, 2009.

       For the nine months ended September 30, 2010 and 2009, the Company recognized interest income of $23,199 and $35,351, respectively. In 2010, interest income earned on its money market account increased as the Company had more subscription proceeds temporarily invested in the account in 2010. However, overall interest income decreased as the Company received $23,603 of interest income on construction advances in 2009.

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

        The Company generated $276,346 of cash from operations during the nine months ended September 30, 2010, representing net income of $73,422, a non-cash expense of $158,024 for depreciation and $44,900 in net timing differences in the collection of payments from the tenants and the payment of expenses. The Company generated $191,314 of cash from operations during the nine months ended September 30, 2009, representing net income of $37,561, a non-cash expense of $107,751 for depreciation and $46,002 in net timing differences in the collection of payments from the tenants and the payment of expenses. During the nine months ended September 30, 2010 and 2009, cash from operations was reduced by $52,129 and $58,773, respectively, of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Company's Operating Agreement, acquisition expenses are funded with subscription proceeds.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Company's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2010, the Company expended $1,596,701 to invest in real properties. On July 23, 2010, the Company purchased a 69% interest in a Fresenius Medical Center in Hiram, Georgia. During the year ended December 31, 2009, the Company expended $2,362,478 to invest in real properties. On May 22, 2009, the Company purchased a 30% interest in a Staples store in Vernon Hills, Illinois for $1,591,987. In addition, during the period, the Company expended $770,491 for the construction of the Tractor Supply store in Rapid City, South Dakota. During the nine months ended September 30, 2009, the Company's real estate expenditures were $2,313,496.

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

        After completion of the acquisition phase, the Company's primary use of cash flow will be distribution and redemption payments to Members. The Company declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Company attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Members on a semi-annual basis.

       For the nine months ended September 30, 2010 and 2009, the Company declared distributions of $446,984 and $291,564, respectively. The Limited Members received distributions of $436,514 and $282,817 and the Managing Members received distributions of $10,470 and $8,747 for the periods, respectively.

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

        The Operating Agreement requires that all proceeds from the sale of Units, subject to a reasonable reserve for ongoing operations, be invested or committed to investment in properties by the later of two years after the date of the registration statement or twelve months after the offering terminates. At September 30, 2010, the Company had no formal contractual commitments to expend capital.

        Until capital is invested in properties, the Company will remain extremely liquid. After completion of property acquisitions, the Company will attempt to maintain a cash reserve of only approximately .5% of subscription proceeds. Because properties are purchased for cash and leased under net leases, this is considered adequate to satisfy most contingencies.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        From the net offering proceeds, the Company expended $7,891,682 to acquire real estate of which $7,605,908 represented cash paid to unaffiliated sellers of real estate, $114,089 represented an acquisition administration fee paid to the Managing Member and $171,685 represented cash paid to reimburse AEI Fund Management, Inc. for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Company.

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

Dated:  November 10, 2010     AEI Income & Growth Fund 27 LLC
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing Member


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